Form 10-Q
period 1998-06-30
NETGRAVITY INC
filed 1998-08-13
CIK 1036419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER 000-24271

                            ------------------------

                                NETGRAVITY, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0410283
   --------------------------------------   ---------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                           1700 S. AMPHLETT BOULEVARD
                                   SUITE 350
                        SAN MATEO, CALIFORNIA 94402-2715
                                 (650) 655-4777
              (Address, including ZIP code, and telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    13,523,990 shares of Common Stock, $0.001 par value, were outstanding as of July 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NETGRAVITY, INC.

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
PART I--FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997.....................           3

           Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 1998
           and 1997.........................................................................................           4

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and
           1997.............................................................................................           5

           Notes to Condensed Consolidated Financial Statements.............................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............           8

PART II--OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          19

Item 2.    Changes in Securities and use of Proceeds........................................................          19

Item 3.    Default upon Senior Securities...................................................................          20

Item 4.    Submission of Matters to a Vote of securities Holders............................................          20

Item 5.    Other Information................................................................................          20

Item 6.    Exhibits and Reports on Form 8-K.................................................................          20

Signature...................................................................................................          21

                                NETGRAVITY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                           JUNE 30,   DECEMBER 31,
                                                                                             1998         1997
                                                                                          ----------  ------------
                                                      ASSETS

Current assets:
  Cash, cash equivalents and short-term investments.....................................  $   28,027   $    5,637
  Accounts receivable, net..............................................................       4,323        2,739
  Prepaid expenses and other current assets.............................................         318          155
                                                                                          ----------  ------------
    Total current assets................................................................      32,668        8,531

Property and equipment, net.............................................................       1,950        1,356
Other assets............................................................................         284       --
                                                                                          ----------  ------------
    Total assets........................................................................  $   34,902   $    9,887
                                                                                          ----------  ------------
                                                                                          ----------  ------------

                                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Current portion of notes payable......................................................         485        1,140
  Accounts payable......................................................................       1,174          305
  Accrued liabilities...................................................................       2,699        1,344
  Deferred revenue......................................................................       5,318        3,520
                                                                                          ----------  ------------
    Total current liabilites............................................................       9,676        6,309

Notes payable, less current portion.....................................................         484          727
Commitments.............................................................................
Stockholders equity:
  Convertible preferred stock...........................................................      --               11
  Common stock..........................................................................          20            4
  Additional paid-in capital............................................................      44,772       16,209
  Deferred compensation.................................................................      (2,536)      (1,669)
  Accumulated deficit...................................................................     (17,514)     (11,704)
                                                                                          ----------  ------------
    Total stockholders' equity..........................................................      24,742        2,851
                                                                                          ----------  ------------
    Total liabilities and stockholders' equity..........................................      34,902        9,887
                                                                                          ----------  ------------
                                                                                          ----------  ------------

   See accompanying notes to the condensed consolidated financial statements.

                                NETGRAVITY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                         --------------------  --------------------
                                                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                                           1998       1997       1998       1997
                                                                         ---------  ---------  ---------  ---------
Revenues:
  Software licenses....................................................  $     877  $     665  $   1,652  $   1,375
  Software upgrades....................................................        527        266        929        452
  Consulting and support...............................................        928        470      1,754        927
                                                                         ---------  ---------  ---------  ---------
    Total revenues.....................................................      2,332      1,401      4,335      2,754

Cost of revenues:
  Cost of software licenses............................................         20         21         35         28
  Cost of consulting and support.......................................      1,092        513      2,250        753
                                                                         ---------  ---------  ---------  ---------
    Total cost of revenues.............................................      1,112        534      2,285        781
                                                                         ---------  ---------  ---------  ---------
    Gross profit.......................................................      1,220        867      2,050      1,973
                                                                         ---------  ---------  ---------  ---------
Operating costs and expenses:
Research and development...............................................      1,063        782      2,059      1,460
Sales and marketing....................................................      2,439      1,410      4,395      2,751
General and administrative.............................................        754        353      1,462        594
                                                                         ---------  ---------  ---------  ---------
Total operating costs and expenses.....................................      4,256      2,545      7,916      4,805
                                                                         ---------  ---------  ---------  ---------
Loss from operations...................................................     (3,036)    (1,678)    (5,866)    (2,832)
Other income (expense), net............................................         26         (8)        56        (14)
                                                                         ---------  ---------  ---------  ---------
Net loss...............................................................  $  (3,010) $  (1,686) $  (5,810) $  (2,846)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Per share of common stock:
  Basic and diluted net loss...........................................  $   (0.59) $   (0.71) $   (1.42) $   (1.27)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Weighted average shares used in per share calculation of basic and
  diluted net loss.....................................................      5,134      2,360      4,079      2,241

   See accompanying notes to the condensed consolidated financial statements.

                                NETGRAVITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Cash Flows from operating activities:
  Net loss...................................................................................  $  (5,810) $  (2,846)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation.............................................................................        371        229
    Amortization of deferred stock compensation..............................................        561          2
    Changes in operating assets and liabilities
      Accounts receivable, net...............................................................     (1,584)    (1,252)
      Prepaid expenses and other assets......................................................       (163)        56
      Accounts payable.......................................................................        869        151
      Accrued liabilities....................................................................      1,355        315
      Deferred revenue.......................................................................      1,798      1,389
                                                                                               ---------  ---------
        Net cash used in operating activities................................................     (2,603)    (1,956)
                                                                                               ---------  ---------
Cash flows from investing activities:
  Capital expenditures.......................................................................       (965)      (745)
  Other assets...............................................................................       (284)        44
                                                                                               ---------  ---------
        Net cash used in investing activities................................................     (1,249)      (701)
                                                                                               ---------  ---------
Cash flows from financing activities:
  Proceeds from notes payable................................................................     --            673
  Repayment of notes payable.................................................................       (898)    --
  Proceeds from issuance of preferred stock, net.............................................      3,249      4,281
  Proceeds from issuance of common stock, net................................................     23,901         31
  Repurchases of common stock................................................................        (10)       (83)
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................     26,242      4,902
                                                                                               ---------  ---------
Net increase in cash and cash equivalents....................................................     22,390      2,245
Cash and cash equivalents at beginning of period.............................................      5,637      1,020
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................     28,027      3,265
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid for interest.....................................................................         71         35
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Non-cash financing activities:
  Deferred compensation cost on employee stock option grants.................................  $   1,428  $  --
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

    The condensed consolidated financial statements of NetGravity, Inc. and subsidiaries (the "Company") reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 11, 1998. The December 31, 1997 condensed consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

    The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

    Certain reclassifications have been made to the consolidated financial statements subsequent to the Company's public release of its financial results. These reclassifications had no effect on previously reported net loss, net loss per share, total assets, total liabilities, or stockholders' equity.

NET LOSS PER SHARE

    Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of the IPO, are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

    Net loss per share for the three- and six-months ended June 30, 1997 does not include the effect of approximately 8,713,000 (4,455,000 on an as-if converted basis) shares of convertible preferred stock outstanding, approximately 971,000 stock options outstanding with a weighted average exercise price of $0.22 per share, 6,818 common stock warrants outstanding with a weighted average exercise price per share of $0.22, or approximately 1,630,000 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.14 per share, because their effects are anti-dilutive.

    In connection with the Board of Directors' revaluation of the Company's fair value in March 1997, the Company repurchased and retired approximately 446,000 shares of common stock previously held by two of the Company's founders. Additionally, the Company adjusted the conversion price of its Series A Preferred Stock to $1.78 per share of common stock; previously the conversion price was $2.22 per share of common stock. Approximately 494,000 additional shares of common stock (after giving effect to the 1-for-2.2 reverse stock split) were in-substance issuable to the holders of Series A Preferred Stock due to the reduction in the conversion price. The fair value of the assumed in-substance dividend on reported basic and diluted net loss per share for the six-months ended June 30, 1997 was not significant.

    Net loss per share for the three- and six-months ended June 30, 1998 does not include the effect of approximately 1,852,000 stock options outstanding with a weighted average exercise price of $2.58 per share, or approximately 827,000 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.22 per share, because their effects are anti-dilutive.

    Unaudited pro forma basic and diluted net loss per share is presented below to reflect per share data assuming the conversion of all outstanding shares of convertible preferred stock into common stock as if the conversion had taken place at the beginning of 1997 or at the date of issuance, if later (shares in thousands):

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       ----------------------  ------------------------
                                                                       JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                                         1998        1997         1998         1997
                                                                       ---------  -----------  -----------  -----------
Pro forma basic and diluted net loss per share.......................  $   (0.30)  $   (0.25)   $   (0.62)   $   (0.47)
                                                                       ---------  -----------  -----------  -----------
                                                                       ---------  -----------  -----------  -----------
Shares used in basic and diluted per share calculation...............      5,134       2,360        4,079        2,241
Conversion of preferred stock-weighted average (pro forma)...........      4,906       4,455        5,345        3,802
                                                                       ---------  -----------  -----------  -----------
Shares used in pro forma basic and diluted per share calculation.....     10,040       6,815        9,424        6,043
                                                                       ---------  -----------  -----------  -----------
                                                                       ---------  -----------  -----------  -----------

NOTE 2. EQUITY TRANSACTIONS

    In March 1998, the Company issued and sold approximately 1,451,000 shares of Series C Preferred Stock for aggregate net proceeds to the Company of approximately $3,249,000.

    In June 1998, the Company raised $23.9 million of net proceeds from the sale of 3.0 million shares of the Company's common stock pursuant to an initial public offering (IPO). All outstanding shares of Series A, B and C Preferred Stock were converted into 2.5 million shares, 1.9 million shares and 1.8 million shares of common stock, respectively, upon the closing of the IPO.

    In the three- and six-months ended June 30, 1998, the Company recorded deferred stock compensation expense of $1,038,000 and $1,428,000, respectively, for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during those periods. Amortization of deferred compensation of approximately $315,000 and $561,000 was recognized in the three- and six-months ended June 30, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q (the "Form 10-Q" or the "Report") and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 (the "Form S-1") as declared effective by the Securities and Exchange Commission on June 11, 1998.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN BELOW UNDER "FACTORS AFFECTING OPERATING RESULTS AND FINANCIAL CONDITION" AS WELL AS THOSE NOTED IN THE COMPANY'S FORM S-1, PARTICULARLY UNDER THE SECTION ENTITLED "RISK FACTORS." THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW

    NetGravity, Inc. is the leading provider of software solutions for online advertising and direct marketing. The Company generates substantially all of its revenues from the license and related upgrade, consulting and support of its AdServer family of software products. In June 1998, the Company released version
3.1 of AdServer, which added certain features designed to enhance AdServer's performance and scalability. Revenues from software licenses in any given period are generally attributable to the sale of the most recent version of the Company's products, and the Company generally discontinues marketing older versions upon new version introductions.

    The Company believes that its current AdServer family of software products and software products in development, together with the related consulting and support services, will continue to account for substantially all of its revenues for the foreseeable future.

RESULTS OF OPERATIONS

    The following table sets forth certain items in the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                           ----------------------    ----------------------
                                           JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                             1998         1997         1998         1997
                                           ---------    ---------    ---------    ---------
Revenue:
  Software licenses.....................      37.6%        47.5%        38.1%        49.9%
  Software upgrades.....................      22.6         19.0         21.4         16.4
  Consulting and support................      39.8         33.5         40.5         33.7
                                           ---------    ---------    ---------    ---------
    Total revenues......................     100.0        100.0        100.0        100.0
Cost of revenues: (1)
  Cost of software licenses (2).........       0.9          1.5          0.8          1.0
  Cost of consulting and support (3)....      46.8         36.6         51.9         27.3
                                           ---------    ---------    ---------    ---------
    Total cost of revenues..............      47.7         38.1         52.7         28.4
                                           ---------    ---------    ---------    ---------
    Gross profit........................      52.3         61.9         47.3         71.6
                                           ---------    ---------    ---------    ---------
Operating costs and expenses:
Research and development................      45.6         55.8         47.5         53.0
Sales and marketing.....................     104.6        100.6        101.4         99.9
General and administrative..............      32.3         25.2         33.7         21.6
                                           ---------    ---------    ---------    ---------
Total operating costs and expenses......     182.5        181.7        182.6        174.5
                                           ---------    ---------    ---------    ---------
Loss from operations....................    (130.2)      (119.8)      (135.3)      (102.8)
Other income (expense), net.............       1.1         (0.6)         1.3         (0.5)
                                           ---------    ---------    ---------    ---------
Net loss................................    (129.1)%     (120.3)%     (134.0)%     (103.3)%
                                           ---------    ---------    ---------    ---------
                                           ---------    ---------    ---------    ---------

------------------------

(1) There are no material costs of revenue associated with software upgrades.

(2) As a percentage of software licenses revenues, cost of software licenses was 2.3%, 3.2%, 2.2% and 2.0% in the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, respectively.

(3) As a percentage of consulting and support revenues, cost of consulting and support was 117.7%, 109.5%, 128.3% and 81.2% in the three months ended June 30, 1998 and 1997, and the six months ended June 30, 1998 and 1997, respectively.

REVENUES

    The Company's total revenues increased from $1.4 million for the quarter ended June 30, 1997 to $2.3 million for the quarter ended June 30, 1998. Total revenues also increased from $2.8 million for the first six months of 1997 to $4.3 million for the first six months of 1998. International revenues, primarily comprised of export revenues, as a percentage of total revenues were 0.0% and 28.9% for the quarters ended June 30, 1997 and June 30, 1998, respectively; and 0.0% and 29.1% for the first six months of 1997 and 1998, respectively. Recent growth in international revenues was attributable to expanded sales and marketing efforts overseas and the opening of a European regional office in April 1997 and an Asia-- Pacific regional office in April 1998. No customer accounted for more than 10% of total revenues for the quarters ended June 30, 1997 or 1998 or for the six months ended June 30, 1997 or 1998.

    SOFTWARE LICENSES. Software licenses revenues increased from $665,000 for the quarter ended June 30, 1997 to $877,000 for the quarter ended June 30, 1998. Software license revenues increased from $1.4 million for the first six months of 1997 to $1.7 million for the first six months of 1998. These increases were attributable to an increase in the number of AdServer licenses sold, due in part to an expansion of the Company's direct sales organization. Because software upgrades revenues and consulting and support revenues are, to a large extent, a function of software licenses revenues, the Company's future operating results will be substantially dependent on growth of software licenses revenues, and the failure to increase software licenses revenues would likely have a material adverse effect on the Company's business, results of operations and financial condition.

    SOFTWARE UPGRADES. Software upgrades revenues increased from $266,000 for the quarter ended June 30, 1997 to $527,000 for the quarter ended June 30, 1998. Software upgrades revenues increased from $452,000 for the six months ended June 30, 1997 to $929,000 for the six months ended June 30, 1998. The increase in each period was a result of software upgrades being provided to a larger installed customer base, which more than offset a reduction in the software upgrades pricing from 45% to 25% of the list price of the related software license made in the last half of 1997. The number of NetGravity's customers increased from approximately 130 at June 30, 1997 to approximately 255 at June 30, 1998.

    CONSULTING AND SUPPORT. Consulting and support revenues increased from $470,000 for the quarter ended June 30, 1997 to $928,000 for the quarter ended June 30, 1998. Consulting and support revenues increased from $927,000 for the six months ended June 30, 1997 to $1.8 million for the six months ended June 30, 1998. The increase in each period was primarily as a result of the increased demand for consulting services, expansion into Europe and Asia, the larger installed customer base, and customers electing to renew their support program.

COST OF REVENUES

    Gross margins decreased from 61.9% for the quarter ended June 30, 1997 to 52.3% for the quarter ended June 30, 1998 and from 71.6% for the six months ended June 30, 1997 to 47.3% for the six months ended June 30, 1998, in each case as a result of the increase in consulting and support revenues as a percentage of total revenues and the increased staffing levels in the consulting and support organizations. There are no material costs of revenues associated with software upgrades revenues.

    COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties paid to third parties for licensed technology. Cost of software licenses was $21,000 and $20,000 for the quarters ended June 30, 1997 and 1998, respectively, and $28,000 and $35,000 for the six months ended June 30, 1997 and 1998, respectively. As a percentage of software licenses revenues, cost of software licenses was 3.2% and 2.3% for the quarters ended June 30, 1997 and 1998, respectively, and 2.0% and 2.2% for the six months ended June 30, 1997 and 1998, respectively.

    COST OF CONSULTING AND SUPPORT. Cost of consulting and support consists primarily of personnel-related costs (including overhead) incurred in providing consulting, support and training to customers. The cost of consulting and support increased from $513,000 for the quarter ended June 30, 1997 to $1.1 million for the quarter ended June 30, 1998. The cost of consulting and support increased from $753,000 for the six months ended June 30, 1997 to $2.3 million for the six months ended June 30, 1998. The increase in each period was primarily due to an increase in personnel and related overhead, as the Company increased staff to meet customer demand, and increased outside services and travel costs associated with the increased volume of service provided by the consulting and support organizations. The Company expects that the cost of consulting and support will continue to increase in absolute dollar amounts in future periods as the Company continues to hire additional consulting, training and customer support personnel. Cost of consulting and support increased as a percentage of consulting and support revenues from 109.5% for the quarter ended June 30, 1997 to 117.7% for the quarter ended June 30, 1998. Cost of consulting and support increased as a percentage of consulting and support revenues from 81.2% for the six months ended June 30, 1997 to 128.3% for the six months ended June 30, 1998. These increases were due primarily to new-hire expenses and other inefficiencies associated with quickly adding and training numerous consulting and support personnel.

    Overall gross margins may continue to be impacted by the mix of products sold by the Company, the mix of software licenses revenues, software upgrades revenues and consulting and support revenues, the mix of international and domestic revenues, and the mix of distribution channels used by the Company. The Company typically realizes higher gross margins on software upgrades revenues than on software licenses revenues, substantially higher gross margins on software licenses revenues than on consulting and support revenues, and higher gross margins on direct sales than on indirect sales. Shifts in the mix of revenues towards lower margin revenues or a greater percentage of sales through indirect channels would adversely impact the Company's overall gross margin and could materially adversely impact the Company's operating results. There can be no assurance that such adverse fluctuations in the mix of revenue or costs of revenues will not occur in the future.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of personnel-related costs (including overhead), consulting expenses and related equipment. To date, the Company has not capitalized any such development costs under Statement of Financial Accounting Standards ("SFAS") No. 86; all research and development costs have been expensed as incurred. Research and development expenses increased from $782,000 for the quarter ended June 30, 1997 to $1.1 million for the quarter ended June 30, 1998. Research and development expenses increased from $1.5 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. The increase in absolute dollars in all periods was primarily due to increased personnel costs and related overhead, and, to a lesser extent, outside consulting expenses, associated with enhancements of existing products and development of new products. The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects research and development expenses to increase significantly in absolute dollars in future periods.

SELLING AND MARKETING

    Selling and marketing expenses consist primarily of personnel-related costs (including overhead), travel expenses, advertising expenses, trade show expenses, seminars and costs of marketing materials. Selling and marketing expenses increased from $1.4 million for the quarter ended June 30, 1997 to $2.4 million for the quarter ended June 30, 1998. Selling and marketing expenses increased from $2.8 million for the six months ended June 30, 1997 to $4.4 million for the six months ended June 30, 1998. The increase in absolute dollars in each period was due primarily to the increase in compensation paid to sales and marketing personnel (including commissions) and related overhead, and increased travel costs associated with the Company's direct selling efforts. The Company expects selling and marketing expenses to increase significantly in absolute dollars in future periods, as the Company hires additional personnel, expands into new markets and continues to promote the NetGravity brand.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of personnel-related costs (including overhead) for the Company's executive, administrative, finance and human resources personnel, support services and professional services fees. General and administrative expenses increased from $353,000 for the quarter ended June 30, 1997 to $754,000 for the quarter ended June 30, 1998. General and administrative expenses increased from $594,000 for the six months ended June 30, 1997 to $1.5 million for the six months ended June 30, 1998. The increase in absolute dollars in each period was primarily a result of increased personnel and related overhead necessary to support the Company's increased scale of operations. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the

Company expands its staff, incurs additional costs related to expansion of its operations, and is subject to the requirements of being a publicly traded company.

DEFERRED STOCK COMPENSATION EXPENSE

    The Company has recorded deferred stock compensation expense of $1,038,000 and $1,428,000, respectively, for the three- and six-months ended June 30, 1998. Amortization of deferred compensation of approximately $315,000 and $561,000 was recognized in the three- and six-months ended June 30, 1998, respectively. Amortization of deferred stock compensation expense is allocated to costs of consulting and support and to all operating expense lines identified on the statement of operations over the life of the options, which is generally four years. As a result, amortization of deferred compensation expense will adversely impact the company's operating results for the next four years.

OTHER INCOME (EXPENSES)

    Interest expense for the quarter ended June 30, 1997 was $8,000 compared with interest income for the quarter ended June 30, 1998 of $26,000. Interest expense for the six months ended June 30, 1997 was $13,886 compared with interest income for the six months ended June 30, 1998 of $55,888. These changes were primarily due to the interest earned on the net proceeds from the Company's initial public offering (IPO) during the quarter ended June 30, 1998, and a reduction in interest expense related to the partial repayment of the Company's debt after its IPO.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company had $28.0 million in cash and cash equivalents. In June 1998, the Company sold 3,000,000 shares of its common stock in its IPO, generating net proceeds of $23.9 million.

    During the six months ended June 30, 1998, the Company used $2.6 million in cash to fund its operating activities, primarily attributable to the Company's operating loss, offset by certain non-cash charges and increases in certain liabilities. Net cash used in investing activities during the six months ended June 30, 1998 of $1.2 million was primarily attributable to purchases of property and equipment. Net cash provided by financing activities during the six months ended June 30, 1998 of $26.2 million was primarily attributable to proceeds from the Company's Series C Preferred Stock and financing the IPO, offset by certain debt repayments.

    The Company completed negotiations to lease corporate office space to serve as the Company's corporate headquarters. The Company has entered into a seven year lease agreement with aggregate lease payments of approximately $7.5 million over the term of the lease. In addition, the Company expects to spend approximately $1.5 million on leasehold improvements, equipment and furniture to prepare this space, which expenditures would be amortized over the term of the lease, or sooner.

    The Company's deferred revenue balance includes deferred software licenses revenues and revenues attributable to uncompleted consulting engagements, as well as the unamortized portion of the revenues from software upgrades and support contracts. The Company records an accounts receivable and deferred revenue upon shipment and invoicing of a software license to a customer. The Company's accounts receivable balance is relatively large in comparison to quarterly and annual revenues because the Company generally recognizes revenue from the licensing of software later than shipment and invoicing. Further, the Company's deferred revenue balance or changes therein may not be indicative of changes in the ordering patterns of customers or the Company's backlog.

    The Company believes that its current cash balances will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. However, there can be no assurance that additional funds will not be required either during or after such 12 month period.

FACTORS AFFECTING OPERATING RESULTS AND FINANCIAL CONDITION

    The following is a discussion of certain factors which currently impact or may impact NetGravity's business, operating results and/or financial condition. Anyone making an investment decision with respect to NetGravity's capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in NetGravity's Form S-1 under the section entitled "Risk Factors."

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES; ANTICIPATED CONTINUED LOSSES

    The Company was incorporated in September 1995 and therefore has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the markets for online advertising and direct marketing solutions. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its customers, business and technology partners and other third parties, develop and upgrade its technology, improve its technical support and service, respond to competitive developments, implement and improve operational, financial and managerial information systems and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant operating and net losses. The Company's loss from operations was $6.9 million in the year ended December 31, 1997 and $5.9 million for the six months ended June 30, 1998. Loss from operations exceeded total revenues in each of such periods. As of June 30, 1998, the Company had an accumulated deficit of $17.5 million. The Company anticipates that its operating expenses and costs of revenues will increase substantially in the foreseeable future as it exploits new market opportunities for its products and services, funds greater levels of research and development, increases its sales and marketing operations, develops new distribution channels, improves its operational and financial systems and broadens its customer support and professional services capabilities. Accordingly, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels, which in turn will increase the Company's accumulated deficit. Additionally, although the Company has experienced revenue growth in recent periods, due to the Company's limited operating history, such results are not necessarily meaningful and should not be relied upon as an indication of future performance.

    POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY; POSSIBLE
     PRICE EROSION

    As a result of the Company's limited operating history, the Company does not have relevant historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on the Company's expectations as to future revenues. Since the Company's expenses are to a large extent fixed in the short term, the Company may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Therefore, any significant shortfall in revenues in relation to the Company's expectations would have an immediate material adverse effect on the Company's business, results of operations and financial condition, and net losses in a given quarter would be even greater than expected.

    The Company's results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control. These factors include: (i) varying demand for the Company's products and services, (ii) the Company's success in addressing new and related market opportunities, (iii) the introduction of new or enhanced online advertising or direct marketing solutions by the Company or its competitors, (iv) changes in the market demand for online advertising and direct marketing software, (v) market acceptance of new products and services offered by the Company, (vi) the timing and size of individual license transactions, (vii) the sales and implementation cycles of the Company's customers, (viii) the addition or loss of customers, (ix) the mix between software licenses, software upgrades and consulting and support revenues, (x) the mix between domestic and international revenues, (xi) the amount of advertising budgets committed to online advertising and direct marketing activities by the Company's current and prospective customers, (xii) price changes or changes in pricing models by the Company or its competitors, (xiii) the mix of distribution channels through which the Company's products are sold,
(xiv) increasing complexity of the Company's products resulting in higher costs to develop and maintain, which may not be recouped by increased prices, (xv) the loss of key employees and the time required to train new hires, particularly sales, consulting and customer support personnel, (xvi) the ability to penetrate markets outside of North America, (xvii) the incurrence of costs relating to possible acquisitions of technology or businesses, (xviii) seasonality related to slower International sales in the third quarter and a shorter implementation period in the fourth quarter, (xix) the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, and (xx) general economic conditions.

    Historically, a significant portion of the Company's revenues for a given quarter have been recognized in the last month of that quarter, and the Company expects this trend to continue. In particular, because the Company's revenue recognition policy requires that for an initial sale, implementation of AdServer must be substantially completed before recognition of software license revenue, any delay in the implementation of the Company's products at the end of a quarter could materially adversely affect operating results for that quarter. The Company's revenues are also likely to fluctuate due to factors that impact prospective customers of the Company's products. Expenditures by these customers tend to vary in cycles that reflect overall economic conditions and budgeting and buying patterns. The Company's business could be materially adversely affected by a decline in the economic prospects of its customers or the economy generally, which could alter current or prospective customers' spending priorities or budget cycles or extend the Company's sales cycle with respect to certain customers. In addition, the Company plans to increase its operating expenses and costs of revenues to exploit new market opportunities for its products and services, fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support and professional services capabilities. To the extent that such expenses precede or do not correspond with increased revenues, the Company's business, results of operations or financial condition could be materially adversely affected, and net losses in a given quarter would be even greater than expected.

    Since the markets for online advertising and direct marketing are in the early stages of development, there can be no assurance that the Company's model for pricing of its products and services will remain an acceptable pricing model. If pricing or gross margins on the Company's products and services decline because a new pricing model develops or the Company's competitors offer products and services at lower prices than the Company, the Company's business, results of operations or financial condition could be materially adversely effected. The terms of the Company's agreements with its customers typically contain a perpetual license, a one-year renewable subscription for product upgrades and a one-year renewable support agreement. If the Company's customers do not renew their subscription and support agreements, the Company's business, results of operations and financial condition would be materially adversely effected.

    Gross margins may be impacted by the mix of products sold by the Company, the mix of software licenses revenues, software upgrades revenues and consulting and support revenues, the mix of international and North American revenues, and the mix of distribution channels used by the Company. The Company typically realizes higher gross margins on software upgrades revenues than on software licenses revenues, substantially higher gross margins on software licenses revenues than on consulting and support revenues, and higher gross margins on direct sales than on indirect sales. Shifts in the mix of revenues towards lower margin revenues or a greater percentage of sales through indirect channels would adversely impact the Company's overall gross margin and could materially adversely impact the Company's operating results. For example, when consulting and support revenues increased as a percentage of total revenues from 33.7% for the six months ended June 30, 1997 to 40.5% for the corresponding period of 1998, overall gross margins fell from 71.6% to 47.3%, in part due to this shift in the mix of revenues. The effect of the shift in revenue mix was amplified by an increase of the cost of consulting and support revenues as a percentage of such revenues from 81.2% for the six months ended June 30, 1997 to 128.3% for the six months ended June 30, 1998, which increased costs were largely attributable to new-hire expenses and other inefficiencies associated with quickly adding and training numerous new consulting and support personnel during the six months ended June 30, 1998. There can be no assurance that such adverse fluctuations in the mix of revenue or costs of revenues will not recur in the future.

    Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore it is possible that in some future quarters the Company's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock will likely be materially and adversely affected.

    RISKS ASSOCIATED WITH EMERGING MARKETS

    As with other emerging markets, the market for online advertising and direct marketing solutions is being served by companies which have adopted differing business models, and there can be no assurance that the Company's business model will prove competitive. The Company's core business model is to sell software-based solutions designed to enable customers to directly manage their online advertising and direct marketing activities and to control and retain the data gathered from such activities. An alternate business model employed by certain of the Company's competitors (including DoubleClick) is to provide outsourced, service-based solutions to customers who choose not to directly manage their online advertising and direct marketing activities with software-based solutions. In the outsourced service model, customers are relieved of certain administrative burdens (and may even choose to outsource advertisement sales functions), but may not be able to retain the same level of control over their online systems and the data generated from their online advertising and direct marketing activities as would be the case with software-based solutions. Although the Company has recently begun offering AdCenter, its outsourcing solution for customers who wish to retain advertising sales functions but who do not wish to retain full control over system administration and resultant data, revenues from AdCenter to date have not been significant. If the outsourced service model were to gain popularity to the detriment of the software-based model, then any failure of the Company to respond in a timely and efficient manner would have a material adverse effect on the Company's business, results of operations and financial condition. In particular, if, in such event, AdCenter was not competitive with other service-based offerings or was unable to be offered by the Company at required volumes or on a cost-effective basis, the Company would be required to devote significant engineering, marketing, sales, consulting and customer support resources to enhance AdCenter's competitiveness, scalability and cost-effectiveness. There can be no assurance that such efforts would be successful.

    The market for online advertising and direct marketing has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Since the Company expects to derive substantially all of its revenues in the foreseeable future from sales of its online advertising and direct marketing software solutions, the Company is highly dependent on the continued use of the Internet for information, entertainment and other purposes and, in particular, on the increased use of the Internet as an advertising and direct marketing medium.

    COMPETITION

    The market for online advertising and direct marketing is relatively new, highly fragmented, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to continue to increase both from existing competitors and new market entrants. There are no substantial barriers to entry in these markets, and the Company believes that its ability to compete is dependent upon many factors within and beyond its control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by the Company and its competitors, customer service and support, sales and marketing efforts and the ease of use, performance, features, price and reliability of the Company's solutions. Historically, participants in the online advertising and direct marketing supply chain have used internally developed systems to manage their own online advertising and direct marketing functions. However, the Company believes that its primary competition will increasingly come from vendors that provide online advertising and direct marketing software or service solutions. In the online advertising market, the Company competes directly with DoubleClick, CMG (through its Engage/Accipiter unit), Excite (through its MatchLogic unit), AdForce, Inc., Real Media, Inc. and a variety of other online advertising service providers. Some of these companies (such as DoubleClick) have adopted a business model focused on outsourcing of advertising and direct marketing management. Although the Company has recently begun to offer AdCenter, if the outsourcing model increases in popularity for the Company's targeted markets and if AdCenter does not achieve market acceptance, the Company will be required to devote additional resources to keep AdCenter competitive. Any failure by the Company to successfully design, develop and market an advanced outsourced solution under such circumstances would have a material adverse effect on the Company's business, results of operations and financial condition. In the online direct marketing market, the Company expects to face indirect competition from the vendors of electronic commerce systems, including BroadVision, Interworld and Open Market, among others. Additionally, providers of electronic commerce could build online direct marketing solutions that would obviate the need for any current or future products of the Company targeted to the online direct marketing industry. The Company also encounters competition from Netscape and Microsoft, which build or bundle advertising management products with their Internet commerce solutions. Both Netscape and Microsoft have significantly greater resources than the Company, and due to their control of the browser market, if either of them were to offer online advertising and direct marketing management solutions with features comparable to those offered by the Company, there can be no assurance that the Company would be able to compete effectively against any such product offerings.

    Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition, more extensive customer bases and larger proprietary consumer databases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, or offer more attractive terms to purchasers than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company will be able to compete successfully against existing or potential competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations or financial condition.

    DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL QUALIFIED PERSONNEL;
     LIMITED PRODUCTIVITY OF NEWLY HIRED PERSONNEL

    The Company is dependent, to a significant extent, upon members of senior management, product development personnel, the Company's sales and marketing and customer support staff, and other key employees. Given the Company's early stage of development, the loss of one or more key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. The Company does not have employment agreements with its executive officers requiring their service for any particular term and does not carry key person life insurance covering such persons. In addition, the Company is dependent upon its ability to attract, hire, train and retain a substantial number of highly skilled technical, managerial, finance, sales and marketing and support personnel, especially experienced consulting and customer support personnel. The Company must also recruit, and plans to recruit, senior executives with industry expertise in online advertising and direct marketing. Competition for personnel in the Company's industry is very intense, and the Company has at times experienced and continues to experience difficulty in recruiting qualified personnel, and there can be no assurance that the Company will be successful at attracting, hiring, training or retaining such personnel. The failure of the Company to attract, hire, train or retain such personnel could have a material adverse effect on the Company's business, results of operations or financial condition.

    In addition, the Company plans to expand its sales and marketing, customer support, and professional services organizations both domestically and internationally. Based on the Company's experience, it takes at least six months, if not longer, for a salesperson to become fully productive. There can be no assurance that the Company will be successful in increasing the productivity of its sales personnel, and the failure to do so could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, as the Company continues to expand internationally, it will require the services of individuals in the countries in which it conducts operations. The Company has had limited experience hiring foreign personnel. There can be no assurance that the Company will be successful in attracting, hiring, training and retaining such foreign personnel, and the failure to do so could have a material adverse effect on the Company's business, results of operations or financial condition.

    RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

    A significant component of the Company's strategy is to aggressively expand its international operations and international sales and marketing efforts. Through its two subsidiaries, NetGravity Europe Limited and NetGravity Asia Pacific K.K., the Company has recently commenced operations in a number of markets in Europe and Asia Pacific. International revenues comprised approximately 29.1% of the Company's total revenues for the six months ended June 30, 1998 and are expected to continue to comprise a significant portion of the Company's total revenues in 1998. Although the Company believes that localized versions of its products will be extremely important for the Company to achieve any significant international growth, to date, the Company has not developed localized versions of its products (which will likely involve a significant amount of the Company's resources) and has limited experience in marketing, selling and distributing its products and services internationally. Additionally, international markets for online advertising and direct marketing are in earlier stages of development than in the United States, and there can be no assurance that the market for, and use, of online advertising and direct marketing in international markets will be significant in the future. Factors that may further account for slower growth in the online advertising and direct marketing markets in Europe and Asia include: slower growth in the number of individuals using the Internet internationally; privacy concerns; a lower rate of advertising spending internationally than in the United States; and a greater reluctance internationally to use the Internet for advertising and direct marketing. Further, any future success of the Company in selling its products and services internationally may be conditioned on the Company delivering improved versions of its products (including localized versions of its products) and having additional international personnel available for service and support. Due to all of the foregoing, there can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition, there are certain risks and challenges inherent in doing business in international markets, such as difficulties in collecting accounts receivable and longer collection periods, multiple and continual changes in regulatory requirements, conflicting regulatory requirements (for example, Germany has imposed laws limiting the use of "cookies," and there can be no assurance that other countries will not also place limitations on the use of "cookies"), potentially adverse tax consequences, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and the impact of local economic conditions and practices, any of which could have a material adverse effect on the success of the Company's international operations and, consequently, on the Company's business, results of operations or financial condition.

    The Company currently invoices its European customers in local currencies and its customers in Asia Pacific in U.S. currency. The Company expects to eventually invoice all of its international customers in local currencies. Although the Company pays certain of the expenses of its European operations in local currencies, the Company has not engaged in foreign currency hedging activities, and international revenues are currently subject to currency exchange fluctuation rates. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's revenues or expenses. However, to the extent that international revenues increase as a percentage of total revenues in the future, foreign currency fluctuation exposure may also increase. Additionally, recent weakness in many of the Asian economies as well as weakness in the Japanese yen may result in the Company's products being too expensive for customers in Japan and other countries in Asia Pacific, resulting in decreased sales and profitability in such countries. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations or financial condition.

    YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries or otherwise be able to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements. Significant uncertainty exists in the technology industry concerning the potential effects associated with such compliance issues. In June 1998 the Company released a software "patch" for the Company's AdServer products designed to correctly accept and process 21st century dates and, as a result, the Company now believes that its AdServer family of software products is Year 2000 compliant. However, given the complexity of software systems such as AdServer and the need to interoperate with other systems, there can be no assurance that the Company's products will not experience Year 2000 problems in the future. Any such Year 2000 issues could result in: a decrease in sales of the Company's products; deferral of revenue recognition on contracts in which the Company has warranted (or may in the future warrant) compliance with Year 2000 requirements; an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources; or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems. In addition, the Company believes that the purchasing patterns of customers and potential customers may be impacted by Year 2000 issues. For example, many companies are expending significant resources to correct or patch their current systems. These expenditures of funds may result in reduced funds available to purchase software products such as those offered by the Company. The occurrence of any of such events could have a material adverse effect on the Company's business, results of operations or financial condition. Finally, the Company has conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issue. Based on this preliminary review, the Company has determined that certain of its software systems are not currently Year 2000 compliant, and that certain of its computer hardware may not be able to be made Year 2000 compliant. Although the Company believes that such software will become compliant through updates and upgrades that would have been purchased in the ordinary course of business for reasons unrelated to the Year 2000 issue and that the cost to replace such hardware, if necessary, would be less than $60,000, there can be no assurance that the incremental costs of such software and hardware will not materially exceed these preliminary estimates, which higher incremental costs could have a material adverse effect on the Company's business, results of operations or financial condition.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not involved in any legal proceedings that are material to its business or financial condition.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

    (a) Not applicable.

    (b) Not applicable.

    (c) The sales of the securities listed below were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under
Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

        (i) During the period from April 1, 1998 through June 30, 1998, the Company granted options to purchase an aggregate of 516,367 shares of Common Stock to an aggregate of 83 directors, officers and employees pursuant to the Company's 1995 Stock Option Plan (the "Option Plan").

        (ii) During the period from April 1, 1998 through June 30, 1998, options to purchase an aggregate of 23,285 shares of Common Stock were exercised by an aggregate of 14 directors, officers, employees and consultants pursuant to the Option Plan.

       (iii) During the period from April 1, 1998 through June 30, 1998, the Company granted options to purchase an aggregate of 75,000 shares of Common Stock to an aggregate of three directors pursuant to the Company's 1998 Director Option Plan.

    (d) As of June 17, 1998, the date of the closing of the Company's initial public offering of Common Stock (the "Initial Public Offering"), the Company has used certain of the net proceeds from the Initial Public Offering to (i) pay in full the outstanding balance of $655,000 on a note under the Company's revolving line of credit, (ii) fund certain capital expenditures and (iii) fund operating expenses related to entering new markets, increasing research and development spending, expanding sales and marketing operations, developing new distribution channels, improving its operational and financial systems and broadening its customer support capabilities. The use of proceeds from the Initial Public Offering does not represent a material change in the use of proceeds described in the Company's Registration Statement on Form S-1 effective June 11, 1998. In addition, the Company has invested an amount of the net proceeds from the Initial Public Offering in investment grade, short-term interest bearing securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 8, 1998, the stockholders of the Company approved the following matters by written consent: (1) the election of John W. Danner, Jonathan D. Lazarus, John D.D. Kohler and Alexander R. Slusky to the Board of Directors; (2) the ratification and approval of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998; (3) the amendment of the Certificate of Incorporation of the Company, authorizing (i) an increase in the number of shares of authorized Common Stock from 35,000,000 to 50,000,000, (ii) the creation of 5,000,000 shares of undesignated Preferred Stock which the Board of Directors may issue from time to time and for which the Board of Directors may designate rights, preferences and privileges, (iii) a 1-for-2.2 reverse split of the Company's Common Stock, and
(iv) the elimination of stockholder actions by written consent after the closing of the Initial Public Offering; (4) the approval of a form of indemnification agreement to be entered into by and between the Company and its officers and directors; (5) the approval of an amendment to the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance under such plan from 2,727,569 to 3,000,297; and (6) the adoption of the Company's 1998 Stock Plan, 1998 Employee Stock Purchase Plan and 1998 Director Option Plan, and the initial reservation of 2,000,000 shares, 200,000 shares and 200,000 shares, respectively, of Common Stock for issuance under such plans, with such amounts subject to automatic increases as provided by the terms of such plans. The foregoing matters were approved by written consent of the holders of 9,643,635 shares of the Company's capital stock, on an as-converted to Common Stock basis.

ITEM 5. OTHER INFORMATION.

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibit is attached hereto.

       27.1  Financial Data Schedule (Second Quarter 1998).

    (b) Not Applicable.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.

                                          NETGRAVITY, INC.

                                          By:       /s/ STEPHEN E. RECHT

                                             -----------------------------------
                                                      Stephen E. Recht
                                                 CHIEF FINANCIAL OFFICER AND
                                                        SECRETARY
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                 OFFICER AND DULY AUTHORIZED
                                                         OFFICER)