Form 10-Q
period 1998-09-30
NETGRAVITY INC
filed 1998-11-16
CIK 1036419

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                     -----------------------------

                               FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                            OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

               Commission file number 000-24271

                      NETGRAVITY, INC.
     (Exact name of registrant as specified in its charter)


          DELAWARE                                      77-0410283
--------------------------------              -------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                           1900 S. NORFOLK STREET
                                  SUITE 150
                      SAN MATEO, CALIFORNIA 94403-1151
                               (650) 425-6000
             (Address, including ZIP code, and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [ X ] No [  ]

13,531,948 shares of Common Stock, $0.001 par value, were outstanding as of October 31, 1998.

                       NETGRAVITY, INC.


                       TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I - Financial Information


Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at September 30, 1998 and
                December 31, 1997                                                          3

            Condensed Consolidated Statements of Operations for the three- and
                nine-months ended September 30, 1998 and 1997                              4

            Condensed Consolidated Statements of Cash Flows for the nine-months
                ended September 30, 1998 and 1997                                          5

            Notes to Condensed Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            8


PART II - Other Information                                                               25


Item 1.  Legal Proceedings                                                                25

Item 2.  Changes in Securities and Use of Proceeds                                        25

Item 3.  Default upon Senior Securities                                                   26

Item 4.  Submission of Matters to a Vote of securities Holders                            26

Item 5.  Other Information                                                                26

Item 6.  Exhibits and Reports on Form 8-K                                                 26

Signature                                                                                 27

                                   2

                                NETGRAVITY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                             September 30,         December 31,
                                                                 1998                  1997
                                                                 ----                  ----
                                     ASSETS
Current assets:
     Cash and cash equivalents                               $   20,509            $     5,637
     Short-term investments                                       4,400                      -
     Accounts receivable, net                                     3,728                  2,739
     Prepaid expenses and other current assets                      300                    155
                                                             -----------------------------------
     Total current assets                                        28,937                  8,531

Property and equipment, net                                       2,186                  1,356
Other assets                                                      2,299                      -
                                                             -----------------------------------
     Total assets                                            $   33,422            $     9,887
                                                             -----------------------------------
                                                             -----------------------------------


                      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
     Current portion of notes payable                               485                  1,140
     Accounts payable                                               823                    305
     Accrued liabilities                                          2,292                  1,344
     Deferred revenue                                             5,041                  3,520
                                                             -----------------------------------
        Total current liabilites                                  8,641                  6,309

Notes payable, less current portion                                 363                    727

Stockholders  equity:
     Convertible preferred stock                                      -                     11
     Common stock                                                    20                      4
     Additional paid-in capital                                  46,811                 16,209
     Deferred compensation                                       (2,076)                (1,669)
     Accumulated deficit                                        (20,337)               (11,704)
                                                             -----------------------------------
        Total stockholders' equity                               24,418                  2,851

                                                             -----------------------------------
        Total liabilities and stockholders' equity               33,422                  9,887
                                                             -----------------------------------
                                                             -----------------------------------

    See accompanying notes to the condensed consolidated financial statements.

                                NETGRAVITY, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                  (Unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30,                         September 30,
                                                               1998               1997             1998               1997
Revenues:
     Software licenses                                   $        956          $     824         $  2,608         $   2,199
     Software upgrades                                            697                303            1,626               754
     Consulting and support                                     1,406                614            3,161             1,542
                                                         ---------------------------------------------------------------------
         Total revenues                                         3,059              1,741            7,395             4,495


Cost of revenues:
     Cost of software licenses                                      7                  7               42                35
     Cost of consulting and support                             1,207                728            3,457             1,481
                                                         ---------------------------------------------------------------------
         Total cost of revenues                                 1,214                735            3,499             1,516
                                                         ---------------------------------------------------------------------
         Gross profit                                           1,845              1,006            3,896             2,979
                                                         ---------------------------------------------------------------------

Operating costs and expenses:
Research and development                                        1,298                677            3,358             2,137
Sales and marketing                                             2,859              1,558            7,254             4,309
General and administrative                                        794                310            2,256               904
                                                         ---------------------------------------------------------------------
     Total operating costs and expenses                         4,951              2,545           12,868             7,350
                                                         ---------------------------------------------------------------------
Loss from operations                                           (3,106)            (1,539)          (8,972)           (4,371)
Other income (expense), net                                       283                (27)             339               (41)
                                                         ---------------------------------------------------------------------
Net loss                                                 $     (2,823)         $  (1,566)        $ (8,633)        $  (4,412)
                                                         ---------------------------------------------------------------------
                                                         ---------------------------------------------------------------------
Per share of common stock:
     Basic and diluted net loss                          $      (0.22)         $   (0.61)        $  (1.17)        $   (1.87)
                                                         ---------------------------------------------------------------------
                                                         ---------------------------------------------------------------------
Weighted average shares used in per share
     calculation of basic and diluted net loss                 12,631              2,579            7,380             2,362

   See accompanying notes to the condensed consolidated financial statements.

                              NETGRAVITY, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                                                          Nine months ended
                                                                                             September 30,
                                                                                      1998                1997
                                                                                      ----                ----
Cash Flows from operating activities:
     Net loss                                                                      $   (8,633)           $  (4,412)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation                                                                    637                  390
          Amortization of deferred stock compensation                                   1,020                   26
          Changes in operating assets and liabilities
              Accounts receivavble, net                                                  (989)              (1,833)
              Prepaid expenses and other assets                                          (145)                   2
              Accounts payable                                                            518                   (1)
              Accrued liabilities                                                         948                  376
              Deferred revenue                                                          1,521                1,702
                                                                                   ----------------------------------
                       Net cash used in operating activities                           (5,123)              (3,750)
                                                                                   ----------------------------------
Cash flows from investing activities:
     Capital expenditures                                                              (1,467)                (969)
     Purchase of short-term investments                                                (4,400)                   -
     Acquisition of Intangibles                                                        (2,000)                   -
     Other assets                                                                        (299)                  44
                                                                                   ----------------------------------
                       Net cash used in investing activities                           (8,166)                (925)
                                                                                   ----------------------------------
Cash flows from financing activities:
     Proceeds from notes payable                                                            -                  615
     Repayment of notes payable                                                        (1,019)                   -
     Proceeds from issuance of preferred stock, net                                     3,249                4,281
     Proceeds from issuance of common stock, net                                       25,951                   31
     Repurchases of common stock                                                          (20)                (108)
                                                                                   ----------------------------------
                       Net cash provided by financing activities                       28,161                4,819
                                                                                   ----------------------------------
Net increase in cash and cash equivalents                                              14,872                  144
Cash and cash equivalents at beginning of period                                        5,637                1,020
                                                                                   ----------------------------------
Cash and cash equivalents at end of period                                             20,509                1,164
                                                                                   ----------------------------------
                                                                                   ----------------------------------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                94                   65
                                                                                   ----------------------------------
                                                                                   ----------------------------------
Non-cash financing activities:
     Deferred compensation cost on employee stock option grants                    $    1,428            $     368
                                                                                   ----------------------------------
                                                                                   ----------------------------------

   See accompanying notes to the condensed consolidated financial statements.

NOTE 1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements of NetGravity, Inc. and subsidiaries (the "Company") reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 11, 1998 (the "Form S-1"). The December 31, 1997 condensed consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

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

         Net loss per share for the three- and nine-months ended September 30, 1997 does not include the effect of approximately 8,713,000 (4,455,000 on an as-if converted basis) shares of convertible preferred stock outstanding, approximately 1,020,000 stock options outstanding with a weighted average exercise price of $0.22 per share, 6,818 common stock warrants outstanding with a weighted average exercise price per share of $0.22, or approximately 1,303,000 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.14 per share, because their effects are anti-dilutive.

         In connection with the Board of Directors' revaluation of the Company's fair value in March 1997, the Company repurchased and retired approximately 446,000 shares of common stock previously held by two of the Company's founders. Additionally, the Company adjusted the conversion price of its Series A Preferred Stock to $1.78 per share of common stock; previously the conversion price was $2.22 per share of common stock. Approximately 494,000 additional shares of common stock (after giving effect to the 1-for-2.2 reverse stock split) were in-substance issuable to the holders of Series A Preferred Stock due to the reduction in the conversion price. The fair value of the assumed in-substance dividend on reported basic and diluted net loss per share for the nine-months ended September 30, 1997 was not significant.

         Net loss per share for the three- and nine-months ended September 30, 1998 does not include the effect of approximately 1,886,000 stock options outstanding with a weighted average exercise price of $3.21 per share, or approximately 773,000 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.22 per share, because their effects are anti-dilutive.

         Unaudited pro forma basic and diluted net loss per share is presented below to reflect per share data assuming the conversion of all outstanding shares of convertible preferred stock into common stock as if the conversion had taken place at the beginning of 1997 or at the date of issuance, if later (shares in thousands):

                                      Three Months Ended                           Nine Months Ended
                                    Sept. 30,       Sept. 30,                   Sept. 30,     Sept. 30,
                                      1998            1997                        1998           1997
                                      -----           -----                       ----           ----
Pro forma basic and
     diluted net loss per share       $(0.22)        $(0.22)                      $(0.80)       $(0.70)
                                      ------         ------                       ------        ------
                                      ------         ------                       ------        ------
Shares used in basic and
     diluted per share calculation    12,631          2,579                        7,380         2,362

Conversion of preferred
     stock-weighted average
                  (pro forma)             --          4,455                        3,425         3,960
                                      ------         ------                       ------        ------

Shares used in pro forma
     basic and diluted per
     share calculation                12,631          7,034                       10,805         6,322
                                      ------         ------                       ------        ------
                                      ------         ------                       ------        ------

NOTE 2.  EQUITY TRANSACTIONS

         In March 1998, the Company issued and sold approximately 1,451,000 shares of Series C Preferred Stock for aggregate net proceeds to the Company of approximately $3,249,000.

         In June 1998, the Company raised $23.9 million of net proceeds from the sale of 3.0 million shares of the Company's common stock pursuant to an initial public offering (the "IPO"). All outstanding shares of Series A, B and C Preferred Stock were converted into 2.5 million shares, 2.0 million shares and 1.8 million shares of common stock, respectively, upon the closing of the IPO.

         In July 1998, the Company raised $2.1 million of net proceeds from the sales of 250,000 shares of the Company's common stock pursuant to the Underwriters' over-allotment option as granted to the Underwriters by the Company as described in the Company's Form S-1, dated June 11, 1998.

         In the three- and nine-months ended September 30, 1998, the Company recorded deferred stock compensation expense of $0 and $1,428,000, respectively, for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during those periods. Amortization of previously-recorded deferred compensation of approximately $637,000 and $1,020,000 was recognized in the three- and nine-months ended September 30, 1998, respectively.

NOTE 3.  PURCHASE OF INTANGIBLE ASSET

In September 1998, the Company entered into an agreement with MatchLogic, Inc., a subsidiary of Excite, Inc. As part of this agreement, the Company paid MatchLogic $2 million for the limited, non-exclusive right to use certain of MatchLogic's proprietary consumer profile databases for certain purposes. This transaction has been accounted for as a purchase of an intangible asset. The cost of this intangible asset has been capitalized and included in Other
Assets on the Company's condensed consolidated balance sheet, and will be amortized over three years.

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

OVERVIEW

         NetGravity, Inc. is the leading provider of software solutions for online advertising and direct marketing. To date, the Company has generated substantially all of its revenues from the license and related upgrade, consulting and support of its AdServer family of software products. Revenues from software licenses in any given period are generally attributable to the sale of the most recent version of the Company's products, and the Company generally discontinues marketing older versions upon new version introductions. In September 1998, the Company released version 3.5 of AdServer. This release was designed to enhance four areas of AdServer: targeting, user interface, reporting, and scalability.

         In September 1998, the Company also introduced its Global Profile Service offering, which provides NetGravity customers with access to advanced consumer profile targeting capabilities. The Company's goal is to make its Global Profile Service a flexible and open source of anonymous consumer profile data. The Company believes that its Global Profile Service will help NetGravity customers increase their advertising and direct marketing revenues by targeting more effectively than they could using only their own data. The Company has entered into agreements with MatchLogic, Inc. ("MatchLogic") a subsidiary of Excite, Inc., and Aptex Software Inc., a subsidiary of HNC Software, Inc., to provide data for the Company's Global Profile Service. MatchLogic has agreed to provide consumer profiles and Aptex has agreed to provide behavioral profiles based on consumer transaction history. In September, the Company made a one-time payment of $2 million to MatchLogic in connection with the Company's data agreement with MatchLogic. The data licensed from MatchLogic has been recorded as an Other Asset on the Company's balance sheet and is being amortized over its estimated useful life of three years. The Company expects to allocate such amortized amounts to cost of revenues. To date, the Company has not generated any revenue from its Global Profile Service.

         The Company believes that its current AdServer family of software products and software products in development, together with the related services, will continue to account for substantially all of its revenues for the foreseeable future.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:


                              NETGRAVITY, INC.
                             % of Revenue Table

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                      1998            1997              1998               1997
Revenues:
     Software licenses                               31.3%            47.3%             35.3%             48.9%
     Software upgrades                               22.8%            17.4%             22.0%             16.8%
     Consulting and support                          45.9%            35.3%             42.7%             34.3%
                                                 ----------------------------------------------------------------
          Total revenues                            100.0%           100.0%            100.0%            100.0%

Cost of revenues: (1)
     Cost of software licenses (2)                    0.2%             0.4%              0.6%              0.8%
     Cost of consulting and support (3)              39.5%            41.8%             46.7%             32.9%
                                                 ----------------------------------------------------------------
          Total cost of revenues                     39.7%            42.2%             47.3%             33.7%
                                                 ----------------------------------------------------------------
          Gross profit                               60.3%            57.8%             52.7%             66.3%
                                                 ----------------------------------------------------------------

Operating costs and expenses:
Research and development                             42.4%            38.9%             45.4%             47.5%
Sales and marketing                                  93.5%            89.5%             98.1%             95.9%
General and administrative                           26.0%            17.8%             30.5%             20.1%
                                                 ----------------------------------------------------------------
Total operating costs and expenses                  161.9%           146.2%            174.0%            163.5%
                                                 ----------------------------------------------------------------
Loss from operations                               -101.6%           -88.4%           -121.3%            -97.2%
Other income (expense), net                           9.3%            -1.6%              4.6%             -0.9%
                                                 ----------------------------------------------------------------
Net loss                                            -92.3%           -90.0%           -116.7%            -98.1%
                                                 ----------------------------------------------------------------
                                                 ----------------------------------------------------------------

-------------
(1)  There are no material costs of revenue associated with software upgrades
(2) As a percentage of software licenses revenues, cost of software licenses was 0.7%, 0.8%, 1.6% and 1.6% in the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, respectively.
(3) As a percentage of consulting and support revenues, cost of consulting and support was 85.8%, 118.6%, 109.4% and 96.0% in the three months ended September 30, 1998 and 1997, and the nine months ended September 30, 1998 and 1997, respectively.

REVENUES

         The Company's total revenues increased from $1.7 million for the quarter ended September 30, 1997 to $3.1 million for the quarter ended September 30, 1998. Total revenues also increased from $4.5 million for the first nine months of 1997 to $7.4 million for the first nine months of 1998. International revenues, primarily comprised of export revenues, as a percentage of total revenues were 5.7% and 37.6% for the quarters ended September 30, 1997 and September 30, 1998, respectively; and 2.2% and 32.6% for the first nine months of 1997 and 1998, respectively. Recent growth in international revenues was attributable to expanded sales and marketing efforts overseas and the opening of a European regional office in April 1997 and an Asia-Pacific regional office in April 1998. No customer accounted for more than 10% of total revenues for the quarters ended September 30, 1997 or 1998 or for the nine months ended September 30, 1997 or 1998.

         SOFTWARE LICENSES. Software licenses revenues increased from $824,000 for the quarter ended September 30, 1997 to $956,000 for the quarter ended September 30, 1998. Software license revenues increased from $2.2 million for the first nine months of 1997 to $2.6 million for the first nine months of 1998. These increases were attributable to an increase in the number of AdServer licenses sold, due in part to an expansion of the Company's direct sales organization. Because software upgrades revenues and consulting and support revenues are, to a large extent, a function of software licenses revenues, the Company's future operating results will be substantially dependent on growth of software licenses revenues, and the failure to increase software licenses revenues would likely have a material adverse effect on the Company's business, results of operations and financial condition.

         SOFTWARE UPGRADES. Software upgrades revenues increased from $303,000 for the quarter ended September 30, 1997 to $697,000 for the quarter ended September 30, 1998. Software upgrades revenues increased from $754,000 for the nine months ended September 30, 1997 to $1,626,000 for the nine months ended September 30, 1998. The increase in each period was a result of software upgrades being provided to a larger installed customer base. The number of NetGravity's customers increased from approximately 160 at September 30, 1997 to approximately 290 at September 30, 1998.

         CONSULTING AND SUPPORT. Consulting and support revenues increased from $614,000 for the quarter ended September 30, 1997 to $1.4 million for the quarter ended September 30, 1998. Consulting and support revenues increased from $1.5 million for the nine months ended September 30, 1997 to $3.2 million for the nine months ended September 30, 1998. The increase in each period was primarily as a result of the increased demand for consulting services, expansion into Europe and Asia, the larger installed customer base, and customers electing to renew their support program. To date, revenues from the Company's AdCenter service, which are included in consulting and support revenues, have not been significant.

COST OF REVENUES

         Gross margins increased from 57.8% for the quarter ended September 30, 1997 to 60.3% for the quarter ended September 30, 1998 due primarily to a reduction in the cost of consulting and support revenues as a percentage of such revenues, partially offset by an increase in consulting and support revenues as a percentage of total revenues. Gross margins decreased from 66.3% for the nine months ended September 30, 1997 to 52.7% for the nine months ended September 30, 1998 due primarily to increased staffing levels in the consulting and support organizations. There are no material costs of revenues associated with software upgrades revenues.

         COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties paid to third parties for licensed technology. Cost of software licenses was $7,000 and $7,000 for the quarters ended September 30, 1997 and 1998, respectively, and $35,000 and $42,000 for the nine months ended September 30, 1997 and 1998, respectively. As a percentage of software licenses revenues, cost of software licenses was 0.8% and 0.7% for the quarters ended September 30, 1997 and 1998, respectively, and 1.6% and 1.6% for the nine months ended September 30, 1997 and 1998, respectively.

         COST OF CONSULTING AND SUPPORT. Cost of consulting and support consists primarily of personnel-related costs (including overhead) incurred in providing consulting, support and training to customers. The cost of consulting and support increased from $728,000 for the quarter ended September 30, 1997 to $1.2 million for the quarter ended September 30, 1998. The cost of consulting and support increased from $1.5 million for the nine months ended September 30, 1997 to $3.5 million for the nine months ended September 30, 1998. The increase in each period was primarily due to an increase in personnel and related overhead, as the Company increased staff to meet customer demand, and increased outside services and travel costs associated with the increased volume of service provided by the consulting and support organizations. The Company expects that the cost of consulting and support will continue to increase in absolute dollar amounts in future periods as the Company continues to hire additional consulting, training and customer support personnel. Cost of consulting and support decreased as a percentage of consulting and support revenues from 118.6% for the quarter ended September 30, 1997 to 85.8% for the quarter ended September 30, 1998 due primarily to increased efficiencies experienced in the later period as recently hired personnel became more productive. Cost of consulting and support increased as a percentage of consulting and support revenues from 96.0% for the nine months ended September 30, 1997 to 109.4% for the nine months ended September 30, 1998 due primarily to new-hire expenses and other inefficiencies associated with quickly adding and training numerous consulting and support personnel, particularly during the first six months of the later period.

Overall gross margins may continue to be impacted by the mix of products and services sold by the Company, the mix of software licenses revenues, software upgrades revenues and consulting and support revenues, the mix of international and domestic revenues, the mix of distribution channels used by the Company, and the level of royalty payments, amortization charges and other costs related to the acquisition of technology or other intangible assets. The Company typically realizes higher gross margins on software upgrades revenues than on software licenses revenues, substantially higher gross margins on software licenses revenues than on consulting and support revenues, and higher gross margins on direct sales than on indirect sales. Shifts in the mix of revenues towards lower margin revenues or a greater percentage of sales through indirect channels would adversely impact the Company's overall gross margins and could materially adversely impact the Company's operating results. There can be no assurance that such adverse fluctuations in the mix of revenue or costs of revenues will not occur in the future. In addition, based on expected amortization charges, royalty payments and other costs, the Company expects that gross margins from the Company's recently announced Global Profile Service will initially be negative, and expects such gross margins to continue to be substantially below the Company's overall gross margins for at least the next several quarters.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of personnel-related costs (including overhead), consulting expenses and related equipment. To date, the Company has not capitalized any such development costs under Statement of Financial Accounting Standards ("SFAS") No. 86; all research and development costs have been expensed as incurred. Research and development expenses increased from $677,000 for the quarter ended September 30, 1997 to $1.3 million for the quarter ended September 30, 1998. Research and development expenses increased from $2.1 million for the nine months ended September 30, 1997 to $3.4 million for the nine months ended September 30, 1998. The increase in absolute dollars in all periods was primarily due to increased personnel costs and related overhead, and, to a lesser extent, outside consulting expenses, associated with enhancements of existing products and development of new products. The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects research and development expenses to increase in absolute dollars in future periods.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of personnel-related costs (including overhead), travel expenses, advertising expenses, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses increased from

$1.6 million for the quarter ended September 30, 1997 to $2.9 million for the quarter ended September 30, 1998. Sales and marketing expenses increased from $4.3 million for the nine months ended September 30, 1997 to $7.3 million for the nine months ended September 30, 1998. The increase in absolute dollars in each period was due primarily to the increase in compensation paid to sales and marketing personnel (including commissions) and related overhead, and increased travel costs associated with the Company's direct selling efforts. The Company expects sales and marketing expenses to increase in absolute dollars in future periods, as the Company hires additional personnel, introduces new products and services (such as its Global Profile Service), expands into new markets and continues to promote the NetGravity brand.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of personnel-related costs (including overhead) for the Company's executive, administrative, finance and human resources personnel, support services and professional services fees. General and administrative expenses increased from $310,000 for the quarter ended September 30, 1997 to $794,000 for the quarter ended September 30, 1998. General and administrative expenses increased from $904,000 for the nine months ended September 30, 1997 to $2.3 million for the nine months ended September 30, 1998. The increase in absolute dollars in each period was primarily a result of increased personnel and related overhead necessary to support the Company's increased scale of operations. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff, incurs additional costs related to expansion of its operations, and is subject to the requirements of being a publicly traded company.

DEFERRED STOCK COMPENSATION EXPENSE

         The Company has recorded deferred stock compensation expense of $0 and $1,427,000, respectively, for the three-and nine-months ended September 30, 1998. Amortization of previously-recorded deferred compensation of approximately $460,000 and $1,020,000 was recognized in the three and nine months ended September 30, 1998, respectively. Amortization of deferred compensation expense is allocated to costs of consulting and support and to all operating expense lines identified on the statement of operations over the life of the options, which is generally four years. As a result, amortization of deferred compensation expense will adversely impact the company's operating results through June, 2002.

OTHER INCOME (EXPENSE)

         Net interest expense for the quarter ended September 30, 1997 was $27,000 compared with net interest income for the quarter ended September 30, 1998 of $283,000. Net interest expense for the nine months ended September 30, 1997 was $41,000 compared with net interest income for the nine months ended September 30, 1998 of $339,000. These changes were primarily due to the interest earned on the net proceeds from the Company's initial public offering (IPO) during the quarter ending June

30, 1998, and a reduction in interest expense related to the partial repayment of the Company's debt after its IPO.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had $20.5 million in cash and cash equivalents and $4.4 million in short-term investments. In June 1998, the Company sold 3,000,000 shares of its common stock in its IPO, generating net proceeds of $23.9 million. In July 1998, the Company sold an additional 250,000 shares of its common stock and generated an additional $2.1 million of net proceeds in connection with the exercise of the over-allotment option granted to the underwriters of the Company's IPO.

         During the nine months ended September 30, 1998, the Company used $5.1 million in cash to fund its operating activities, primarily attributable to the Company's operating loss, offset by certain non-cash charges and the increases in certain liabilities. Net cash used in investing activities during the nine months ended September 30, 1998 of $8.2 million was primarily attributable to purchases of property and equipment, the purchase of short-term investments and the purchase of the certain rights to data owned by MatchLogic (See Note 3 to the Condensed Consolidated Financial Statements). Net cash provided by financing activities during the nine months ended September 30, 1998 of $28.2 million was primarily attributable to proceeds from the Company's IPO and Series C Preferred Stock financing, offset by certain debt repayments.

         During August 1998, the Company leased certain corporate office space to serve as the Company's corporate headquarters. The related lease agreement provides for aggregate lease payments of approximately $7.5 million over the seven year term of the lease. In addition, the Company is committed to spend approximately $1.5 million on leasehold improvements, equipment and furniture to prepare this space, which expenditures would be amortized over the term of the lease, or sooner.

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

         The Company believes that its current cash balances will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. However, there can be no assurance that additional funds will not be required either during or after such 12-month period.

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

         LIMITED OPERATING HISTORY; HISTORY OF LOSSES; ANTICIPATED CONTINUED LOSSES

         The Company was incorporated in September 1995 and therefore has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the markets for online advertising and direct marketing solutions. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its customers, business and technology partners and other third parties, develop and upgrade its technology, improve its technical support and service, respond to competitive developments, implement and improve operational, financial and managerial information systems and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant operating and net losses. The Company's loss from operations was $6.9 million in the year ended December 31, 1997 and $9.0 million for the nine months ended September 30, 1998. As of September 30, 1998, the Company had an accumulated deficit of $20.3 million. The Company anticipates that its operating expenses and costs of revenues will increase substantially in the foreseeable future as it exploits new market opportunities for its products and services, funds research and development and sales and marketing operations, develops new distribution channels, improves its operational and financial systems and broadens its customer support and professional services capabilities. Accordingly, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses will increase the Company's accumulated deficit. Additionally, although the Company has experienced revenue growth in recent periods, due to the Company's limited operating history, such results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

         The Company's results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control. These factors include: (i) varying demand for the Company's products, including Adserver, and services, including AdCenter and Global Profile Services, (ii) the Company's success in addressing new and related market opportunities, (iii) the introduction of new or enhanced online advertising or direct marketing solutions by the Company or its competitors,
(iv) changes in the market demand for online advertising and direct marketing software, (v) market acceptance of new products and services offered by the Company, (vi) the timing and size of individual license transactions, (vii) the sales and implementation cycles of the Company's customers, (viii) the addition or loss of customers, (ix) the mix between software licenses, software upgrades and consulting and support revenues, (x) the mix between domestic and international revenues, (xi) the amount of advertising budgets committed to online advertising and direct marketing activities by the Company's current and prospective customers, (xii) price changes or changes in pricing models by the Company or its competitors, (xiii) the mix of distribution channels through which the Company's products are sold, (xiv) increasing complexity of the Company's products resulting in higher costs to develop and maintain, which may not be recouped by increased prices, (xv) the loss of key employees and the time required to train new hires, particularly sales, consulting and customer support personnel, (xvi) the ability to penetrate markets outside of North America,
(xvii) the incurrence of costs relating to possible acquisitions of technology or businesses, (xviii) seasonality related to slower international sales in the third quarter and a shorter implementation period in the fourth quarter, (xix) the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, and (xx) general economic conditions.

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

         Gross margins may be impacted by the mix of products sold by the Company, the mix of software licenses revenues, software upgrades revenues and consulting and support revenues, the mix of international and North American revenues, the mix of distribution channels used by the Company, and the level of royalty payments, amortization charges and other costs related to the acquisition of technology or other intangible assets. The Company typically realizes higher gross margins on software upgrades revenues than on software licenses revenues, substantially higher gross margins on software licenses revenues than on consulting and support revenues, and higher gross margins on direct sales than on indirect sales. Shifts in the mix of revenues towards lower margin revenues or a greater percentage of sales through indirect channels would adversely impact the Company's overall gross margin and could materially adversely impact the Company's operating results. For example, when consulting and support revenues increased as a percentage of total revenues from 34.3% for the nine months ended September 30, 1997 to 42.7% for the corresponding period of 1998, overall gross margins fell from 66.3% to 52.7%, in part due to this shift in the mix of revenues. The effect of the shift in revenue mix was amplified by an increase of the cost of consulting and support revenues as a percentage of such revenues from 96.0% for the nine months ended September 30, 1997 to 109.4% for the nine months ended September 30, 1998, which increased costs were largely attributable to new-hire expenses and other inefficiencies associated with quickly adding and training numerous new consulting and support personnel during the nine months ended September
30, 1998. There can be no assurance that such adverse fluctuations in the mix of revenue or costs of revenues will not recur in the future.

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

         The market for online advertising and direct marketing has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Since the Company expects to derive substantially all of its revenues in the foreseeable future from sales of its online advertising and direct marketing software solutions and related services, the Company is highly dependent on the continued use of the Internet for information, entertainment and other purposes and, in particular, on the increased use of the Internet as an advertising and direct marketing medium.

         COMPETITION

         The market for online advertising and direct marketing is relatively new, highly fragmented, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to continue to increase both from existing competitors and new market entrants. There are no substantial barriers to entry in these markets, and the Company believes that its ability to compete is dependent upon many factors within and beyond its control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by the Company and its competitors, customer service and support, sales and marketing efforts and the ease of use, performance, features, price and reliability of the Company's solutions. Historically, participants in the online advertising and direct marketing supply chain have used internally developed systems to manage their own online advertising and direct marketing functions. However, the Company believes that its primary competition will increasingly come from vendors that provide online advertising and direct marketing software or service solutions. In the online advertising market, the Company competes directly with DoubleClick, CMG (through its Engage/Accipiter unit), Excite (through its MatchLogic unit), AdForce, Inc., Real Media, Inc. and a variety of other online advertising service providers. Some of these companies (such as DoubleClick) have adopted a business model focused on outsourcing of advertising and direct marketing management. Although the Company has recently begun to offer AdCenter, if the outsourcing model increases in popularity for the Company's targeted markets and if AdCenter, as currently offered, does not achieve market acceptance, the Company will be required to devote additional resources to keep AdCenter competitive. Any failure by the Company to successfully design, develop and market an advanced outsourced solution under such circumstances would have a material adverse effect on the Company's business, results of operations and financial condition.

         In the online direct marketing market, the Company expects to face indirect competition from the vendors of electronic commerce systems, including BroadVision, Interworld and Open Market, among others. Additionally, providers of electronic commerce could build online direct marketing solutions that would obviate the need for any current or future products of the Company targeted to the online direct marketing industry. The Company also encounters competition from Netscape and Microsoft, which build or bundle advertising management products with their Internet commerce solutions. Both Netscape and Microsoft have significantly greater resources than the Company, and due to their control of the browser market, if either of them were to offer online advertising and direct marketing management solutions with features comparable to those offered by the Company, there can be no assurance that the Company would be able to compete effectively against any such product offerings. Moreover, although the Company does not believe that LinkExchange, Inc. has historically been a significant direct competitor of the Company, Microsoft's recently announced acquisition of LinkExchange, a privately-held provider of online advertising and marketing services, may indicate that Microsoft is accelerating and/or intensifying its activities in the online advertising and direct marketing market.

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

         RISKS ASSOCIATED WITH PURCHASED INTANGIBLES

         In connection with the Company's agreement with MatchLogic, the Company paid $2 million to MatchLogic for certain rights to use certain of MatchLogic's proprietary consumer profile databases for limited purposes. This transaction was accounted for as a purchase of an intangible asset, which is being amortized over its expected useful life of three years. The Company may acquire the rights to other intangible assets in the future. The value of such intangible assets is often difficult to measure and there can be no assurance that the Company will realize benefits from such assets commensurate with the amounts paid for such assets. Furthermore, the value of such assets may fluctuate significantly based on future events or changed circumstances. If the value of such assets or rights is not capitalizable, the Company would be required to expense such amount which could have a material adverse effect on the Company's business, results or operations or financial condition. If the value of any capitalized intangible asset becomes impaired in the future, the Company may be required to immediately write-down or write-off such asset pursuant to SFAS No. 121. Any significant impairment or write-down could have a material adverse effect on the Company's business, results of operations or financial condition.

         RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

         A significant component of the Company's strategy is to expand its international operations and international sales and marketing efforts. Through its two subsidiaries, NetGravity Europe Limited and NetGravity Asia Pacific K.K., the Company has recently commenced operations in a number of markets in Europe and Asia Pacific. International revenues comprised approximately 32.6% of the Company's total revenues for the nine months ended September 30, 1998 and are expected to continue to comprise a significant portion of the Company's total revenues in 1998. Although the Company believes that localized versions of its products will be extremely important for the Company to achieve any significant international growth, to date, the Company has not developed localized versions of its products (which will likely involve a significant amount of the Company's resources) and has limited experience in marketing, selling and distributing its products and services internationally. Additionally, international markets for online advertising and direct marketing are in earlier stages of development than in the United States, and there can be no assurance that the market for, and use, of online advertising and direct marketing in international markets will be significant in the future. Factors that may further account for slower growth in the online advertising and direct marketing markets in Europe and Asia include: slower growth in the number of individuals using the Internet internationally; privacy concerns; a lower rate of advertising spending internationally than in the United States; and a greater reluctance internationally to use the Internet for advertising and direct marketing. Further, any future success of the Company in selling its products and services internationally may be conditioned on the Company delivering improved versions of its products (including localized versions of its products) and having additional international personnel available for service and support. Due to all of the foregoing, there can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition, there are certain risks and challenges inherent in doing business in international markets, such as difficulties in collecting accounts receivable and longer collection periods, multiple and continual changes in regulatory requirements, conflicting regulatory requirements (for example, Germany has imposed laws limiting the use of "cookies," and there can be no assurance that other countries will not also place limitations on the use of "cookies"), potentially adverse tax consequences, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and the impact of local economic conditions and practices, any of which could have a material adverse effect on the success of the Company's international operations and, consequently, on the Company's business, results of operations or financial condition.

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

         YEAR 2000 COMPLIANCE

         The Company is aware that many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its products and its internal IT and non-IT systems as well as on its customers, suppliers and service providers. The Company has formed an ad-hoc Year 2000 project team (the "Year 2000 Project Team") to identify and address Year 2000 compliance issues, including with respect to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team has completed its assessment of the Company's products, is continuing its testing and evaluation of the Company's IT systems and has recently begun the process of inventorying all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant unresolved areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its IT and non-IT systems will be completed by December 31, 1998.

         The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remediate their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunication service companies and other service providers that are outside Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that its Year 2000 Project Team will identify all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

         In September 1998, the Company released version 3.5 of its AdServer product which included enhancements designed to correctly accept and process 21st century dates and, as a result, the Company now believes that the current versions of its AdServer family of software products are Year 2000 compliant. However, given the complexity of software systems such as AdServer and the need to interoperate with other systems, there can be no assurance that the Company's products will not experience Year 2000 problems in the future. Any such Year 2000 issues could result in: a decrease in sales of the Company's products; deferral of revenue recognition on contracts in which the Company has warranted (or may in the future warrant) compliance with Year 2000 requirements; an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources; or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems.

         In addition, the Company has determined that certain of its software IT systems are not currently Year 2000 compliant, and that certain of its hardware IT systems may not be able to be made Year 2000 compliant. Although the Company believes that such software will become compliant through updates and upgrades that would have been purchased in the ordinary course of business for reasons unrelated to Year 2000 issues and that the cost to replace such hardware, if necessary, would be less than $60,000, there can be no assurance that the incremental costs of such software and hardware will not materially exceed these preliminary estimates, which higher incremental costs could have a material adverse effect on the Company's business, results of operations or financial condition.

         As the process of inventorying non-IT systems proceeds and as the other efforts of the Year 2000 Project Team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if the Company's customers or potential customers are required to expend significant resources to address their Year 2000 issues (or if they fail to appropriately address such Year 2000 issues), the Company's business, results of operation and financial condition could be adversely affected due to resulting changes in purchasing patterns. For example, such expenditures of funds, or the consequences of the failure of such third parties to address their Year 2000 issues, may result in reduced funds available to purchase products and services such as those offered by the Company. Furthermore, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delays or interruptions could have a material adverse effect on the Company's business, results of operations and financial condition. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 Project Team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company does not separately account for Year 2000 related expenses but estimates that the expenses it has incurred to date to address Year 2000 issues have not been material and, although it has not completed its full assessment of its Year 2000 readiness, it does not expect to incur material expenses in connection with any required future remediation efforts. However, the Company's Year 2000 compliance efforts related to AdServer consumed significant software engineering resources that would otherwise have been devoted to product development efforts. To the extent that significant additional software engineering resources are required to address other Year 2000 issues that may be discovered, the Company's product development efforts may be significantly hampered which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's Year 2000 Project Team's activities will also include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 Project Team will develop contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by June 30, 1999. Even if these plans are completed on time and put in place, their can be no assurance that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

                PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings that are material to its business or financial condition.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d) Pursuant to a Registration Statement on Form S-1 (File No. 333-51007) filed with the Securities and Exchange Commission (the "SEC") and declared effective by the SEC on June 11, 1998, the Company offered an aggregate of 3,250,000 shares of its Common Stock for an aggregate offering price of $29.3 million and certain selling stockholders offered an aggregate of 200,000 shares of the Company's Common Stock for aggregate offering price of $1.8 million. The offering pursuant to the Form S-1 commenced on or about June 11, 1998, terminated in July 1998 and all offered shares have been sold. The managing underwriters of the offering were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities and FAC/Equities. Net of underwriters' discounts and commissions of 7% of the offering price, the Company and the selling stockholders received proceeds of $27.2 million and $1.7 million, respectively, from the offering. In addition to underwriters' discounts and commissions, the Company reasonably estimates that it incurred approximately $1.3 in additional expenses related to the offering, leaving it with approximately $25.9 million in net proceeds.

         Since June 11, 1998, the Company has used, from the net proceeds of the offering, approximately (i) $332,000 to fund certain capital expenditures, (ii) $3.6 million to fund operating expenses related to entering new markets, increasing research and development spending, expanding sales and marketing operations, developing new distribution channels, improving its operational and financial systems and broadening its customer support capabilities and (iii) $770,000 to repay certain indebtedness. In addition, the Company used net proceeds from the offering to make a $2.0 million payment to MatchLogic pursuant to an agreement between the Company and MatchLogic related to the use of certain of MatchLogic's proprietary consumer profile databases. The use of proceeds from this offering does not represent a material change in the use of proceeds described in the final prospectus related to the offering. Pending other uses, the Company has invested most of the remaining net proceeds in investment grade, short-term interest bearing securities.

         None of such payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


ITEM 5.  OTHER INFORMATION.

         Effective November 6, 1998, Thomas A. Shields, a Vice President of the Company and its Chief Technology Officer, resigned from the Company to pursue other opportunities. Martin G. Lane-Smith, who has served as the Company's Vice President of Engineering since 1997, has assumed the duties of Mr. Shields.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are attached hereto:

10.17 Lease dated August 5, 1998 between the Company and Norfolk Atrium, a California limited partnership, related to the Company's principal executive offices located at 1900 South Norfolk Street, San Mateo, California.

27.1      Financial Data Schedule (Third Quarter 1998).

         (b) No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.







                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 1998.


                               NETGRAVITY, INC.


                                By: /s/ Stephen E. Recht
                                    -----------------------------------------
                                                 Stephen E. Recht
                                            CHIEF FINANCIAL OFFICER
                                                   AND SECRETARY
                                      (Principal financial and accounting
                                      officer and duly authorized officer)