Form 10-K
period 1998-12-31
NETGRAVITY INC
filed 1999-03-25
CIK 1036419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

/X/  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1998

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the Transition Period from               to               .

                         COMMISSION FILE NO. 000-24271

                                NETGRAVITY, INC.

             (Exact name of Registrant as specified in its charter)

             DELAWARE                            77-0410283
  (State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation or organization)

                      1900 SOUTH NORFOLK STREET, SUITE 150
                        SAN MATEO, CALIFORNIA 94403-1151
                                 (650) 425-6000
   (Address of principal executive office, including zip code, and telephone number)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 5, 1999, there were 13,770,325 shares of the Registrant's common stock outstanding, and the aggregate market value of the 7,326,388 of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 5, 1999) was approximately $150,190,954. Solely for purposes of providing the foregoing disclosure, shares held by each of the Registrant's executive officers and directors and by each holder of 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be applicable for other purposes.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 1999 annual meeting of stockholders scheduled to be held on May 27, 1999, are incorporated by reference into Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NETGRAVITY, INC.
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
                                                  PART I
Item 1.     Business.......................................................................................          3
Item 2.     Properties.....................................................................................         36
Item 3.     Legal Proceedings..............................................................................         36
Item 4.     Submission of Matters to a Vote of Security Holders............................................         36

                                                  PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................         38
Item 6.     Selected Financial Data........................................................................         40
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........         42
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................         52
Item 8.     Financial Statements and Supplementary Data....................................................         53
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures..........         53

                                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................         54
Item 11.    Executive Compensation.........................................................................         54
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................         54
Item 13.    Certain Relationships and Related Transactions.................................................         54

                                                  PART IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K................................         55

Signatures.................................................................................................         74

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K (THIS "REPORT") AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT NETGRAVITY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY NETGRAVITY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" ON PAGES 23 THROUGH 35. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

    In this Report, "NetGravity," the "Company," "we," "us" and "our" refer to NetGravity, Inc. and its wholly owned subsidiaries, NetGravity Europe Limited, NetGravity Asia Pacific K.K. and NetGravity (Hong Kong) Limited.

ITEM 1. BUSINESS

OVERVIEW

    NetGravity, Inc. is a leading provider of online interactive marketing solutions. We were a pioneer in the online advertising management software market and believe that we were the first company to provide this software to major online content publishers. We develop, market and support a broad range of high-end, mission-critical software and transaction-based services. Our solutions are designed to help our customers increase their revenues by automating online interactive marketing, including online advertising and e-commerce direct marketing, and by improving response rates through better consumer targeting. We sell our solutions to each of the three constituents in the interactive marketing supply chain: e-commerce merchants (vendors of products and services); advertising agencies; and content publishers. Our core product, AdServer, is a software solution targeted to large, sophisticated e-commerce merchants and content publishers. AdServer manages the process of placing advertisements, promotions and other offers on Web pages. We recently began offering transaction-based services, including AdCenter for Publishers, an outsourced version of AdServer. We have also announced AdCenter for Agencies, which will extend AdCenter to include enhanced features designed for online advertising agencies. We expect AdCenter for Agencies to be available in the second quarter of 1999. In addition, we recently began offering our Global Profile Service to our AdServer and AdCenter customers. Global Profile Service is a transaction-based data service that gives our customers access to a database of anonymous consumer profiles for use in targeting online advertisements, promotions and other offers. The first release of Global Profile Service allows for targeting based on geographic location. We are developing future releases of Global Profile Service to allow targeting based on other demographic and behavioral characteristics.

    NetGravity markets and sells its products and services primarily through its field sales and telesales organizations. We maintain sales and support operations in North America, Europe and Asia Pacific. To date, we have sold our software and services to over 325 customers, including 32% of the top 50 revenue-generating online content publishers listed in the March 31, 1998 CMR Interwatch report. Our customers include agency.com, @Home Network, British Telecom, broadcast.com, CNN Interactive,

E*TRADE, IBM, Netscape Communications, Preview Travel, ONSALE, Real Cities (Knight-Ridder New Media) and Time Inc. New Media.

INDUSTRY BACKGROUND

    The competitive nature of the global marketplace requires merchants to continually seek out and obtain new customers while preserving their relationships with existing customers. Historically, merchants have communicated with consumers through advertising in traditional media (such as print, television and radio) and through traditional direct marketing channels (such as telemarketing and direct mail) to establish and maintain their brand identities, introduce new products, announce improved product features and target offers to potential and current customers. McCann-Erickson has estimated that $200 billion would be spent on traditional media advertising in the United States during 1998. The Direct Marketing Association estimated that $163 billion would be spent on direct marketing in the United States during 1998.

    INTERACTIVE MARKETING SUPPLY CHAIN. The traditional advertising and direct marketing industries together can be viewed as a supply chain with three primary constituents: merchants (vendors of products and services), advertising agencies and content publishers. As the driving force in the supply chain, merchants seek to increase their sales and brand awareness by targeting advertisements and offers to current and prospective consumers of their products and services. To build relationships with new and existing customers, merchants work with advertising agencies to purchase advertising space targeted at the types of consumers the merchants desire. Advertising agencies, in turn, contact content publishers to identify and secure advertising space that meets the merchants' criteria. Content publishers, such as magazines, newspapers, radio stations and television programs, attract audiences of consumers by offering compelling entertainment and information and deliver these audiences to merchants. Established, larger content publishers generally work directly with advertising agencies in order to retain greater control over their advertising inventories, which, in turn, allows them to maintain and enhance the long-term value of their advertising space to advertising agencies and merchants. Smaller, less established content publishers generally work with advertising agencies through advertising representatives or networks, which provide these content publishers with an outsourced sales force for their advertising space. As depicted below, advertising and direct marketing expenditures flow down the supply chain from merchants to advertising agencies and then to content publishers. In turn, audiences of consumers attracted by content publishers flow up to merchants as prospective customers.

                            [GRAPHIC: SUPPLY CHAIN]

    The dramatic growth of the Internet in recent years has led, and continues to lead, merchants, advertising agencies and content publishers to devote increasing resources toward developing and improving their utilization of the Internet as a medium for customer acquisition and retention.

    GROWTH OF THE WEB AND E-COMMERCE. IDC estimated that by the end of 1998 there were over 97 million users of the World Wide Web (the Web) worldwide. IDC projects that, by the end of 2002, the number of Web users will increase to over 320 million worldwide. We believe that the number of Web users and the amount of time users spend on the Web will continue to increase as Internet access becomes more widely available, as Internet bandwidth and reliability are enhanced and as Internet content improves and becomes more multimedia intensive.

    Because online transactions can be faster, less expensive and more convenient than transactions conducted via traditional means, a growing number of consumers are transacting business over the Web. Examples of such transactions include buying consumer goods, trading securities, purchasing airline tickets and paying bills. Jupiter Communications has estimated that 27% of adult Web users made online purchases in 1997 and that 50% of adult Web users will make online purchases in 2000. IDC estimates that purchases of goods and services over the Internet will increase from $32.4 billion in 1998 to $237.2 billion in 2001. We believe that, as electronic commerce expands, e-commerce merchants will increasingly seek to use the Web to locate customers, advertise their products and services and facilitate transactions.

    ADVERTISERS AND MERCHANTS HAVE CONTINUED TO INCREASE THEIR ONLINE INTERACTIVE MARKETING ACTIVITIES. The Web continues to emerge as a promising new medium for advertisers due to the growth in the number of Web users, the attractive demographic profiles of Web users, the ability to quickly gather response data and other feedback, the interactive nature of the Web, the potential for reduced costs-per-transaction, the Web's global reach and a variety of other factors. The Web provides advertisers with the opportunity to cost-effectively reach broad, global audiences and to target their advertising based on consumers' demographic characteristics, specific interests and geographic location. Online advertising also has the potential to allow advertisers to measure, in real time, the number of times that a particular advertisement has been viewed, the responses to the advertisement and certain characteristics of the viewers of the advertisement. In addition, the interactive nature of the Web gives advertisers the potential to establish dialogues and one-on-one relationships with consumers, to receive direct feedback on their advertising and to quickly refine their advertising based on such feedback. Accordingly, we believe that the Web has the potential to become a more effective and efficient means for advertisers to reach their target audiences as compared to traditional media.

    The unique characteristics of online advertising, combined with the growth in the number of Internet users and their attractive demographic profiles, have led to an increase in online advertising. Jupiter estimates that online advertising expenditures in the United States will increase from $1.9 billion in 1998 to $7.7 billion in 2002. Historically, the leading online advertisers have generally been technology companies, Internet search engines and Web content publishers. However, many of the largest advertisers on traditional media, including mass marketers such as consumer products companies and automobile manufacturers, have recently expanded their use of online advertising. NetGravity believes that online advertising will become an increasing component of such merchants' advertising budgets and that this trend will drive demand for sophisticated online advertising and direct marketing solutions.

    Because highly targeted product offers can be made to consumers at their personal computers, we believe that the Internet represents an attractive new medium for direct marketing, which has traditionally been conducted through direct mail and telemarketing. The success of a direct marketing campaign is generally measured by return on investment (ROI), which is favorably affected by either an increase in response rate (for example, number of leads, sales or other transactions as a percentage of impressions viewed) or a reduction in cost-per-transaction. If merchants are able to generate higher ROIs from online interactive marketing than from traditional media campaigns, we believe that merchants will allocate a higher percentage of their marketing expenditures to online interactive marketing. Jupiter Communications estimates that expenditures on online direct marketing would be $190 million in 1998 and will exceed $1.3 billion in 2002 and that combined expenditures for online advertising and online direct marketing will exceed $9 billion in 2002.

    USE OF CONSUMER TARGETING DATA TO INCREASE RETURN ON
INVESTMENT. Interactive marketers seek to increase their ROI by targeting their messages to the consumers most likely to respond favorably to them. In traditional media, the goal of consumer-specific targeting can be indirectly approached by delivering messages to broadly-defined audiences (such as viewers of particular television programs). Although this target audience approach is also used in online media (for example, by targeting advertisements to particular Web sites), interactive marketing offers incremental opportunity for direct consumer-specific targeting based on anonymous profile data such as geographic or demographic information about individual consumers. We believe that potentially higher response rates generated by more consumer-specific targeting will justify higher prices being paid by online advertisers and e-commerce merchants to content publishers that are able to reach more narrowly defined audiences. However, the effectiveness and efficiency of direct consumer-specific targeting is limited both by the capabilities of the targeting technology and by the breadth and depth of consumer profile data available to e-commerce merchants, advertising agencies and content publishers.

    SUPPLY CHAIN CONSTITUENTS REQUIRE ENABLING TECHNOLOGY AND DATA. As the constituents of the interactive marketing supply chain increase their online presence, they seek technology and data solutions that allow them to exploit the attractive demographics, consumer-specific targeting capability, real-time feedback, business process efficiencies and other potential advantages of online interactive marketing. E-commerce merchants, advertising agencies and content publishers require comprehensive, reliable and scalable solutions to allow them to effectively and efficiently leverage the power of the Internet for interactive marketing. In particular, we believe that larger, more established content publishers will generally require solutions that allow them to continue to closely control their advertising inventory. Moreover, because the process of directly managing the sale and delivery of online advertisements, promotions and other offerings can generate valuable consumer profile and behavioral data, we believe that the desirability of maintaining direct control over consumer data may be even greater than with respect to traditional media. In addition, as targeting capabilities become increasingly important, we believe that the constituents of the interactive marketing supply chain will seek to augment their own consumer data with broader and more detailed databases of anonymous consumer profiles to enable them to further improve their targeting capabilities and ROI.

NETGRAVITY SOLUTION

    NetGravity, Inc. is a leading provider of solutions for online interactive marketing. We were a pioneer in the online advertising software market and believe that we were the first company to provide this software to major online content publishers. We develop, market and support a broad range of high-end, mission-critical software and transaction-based services. Our solutions are designed to help our customers increase their revenues by automating online interactive marketing and by improving response rates through better consumer targeting. We sell our solutions to each of the three constituents in the interactive marketing supply chain: e-commerce merchants (vendors of products and services); advertising agencies; and content publishers. Our core product, AdServer, is a software solution targeted to large, sophisticated e-commerce merchants and content publishers. AdServer manages the process of placing advertisements, promotions and other offers on Web pages. We recently began offering transaction-based services, including AdCenter for Publishers, an outsourced version of AdServer. We have also announced AdCenter for Agencies, which will extend AdCenter to include enhanced features designed for online advertising agencies. We expect AdCenter for Agencies to be available in the second quarter of 1999. In addition, we recently began offering our Global Profile Service to our AdServer and AdCenter customers. Global Profile Service is a transaction-based data service that gives our customers access to a database of anonymous consumer profiles for use in targeting online advertisements, promotions and other offers. The first release of Global Profile Service allows for targeting based on geographic location. We are developing future releases of Global Profile Service to allow targeting based on other demographic and behavioral characteristics.

    NetGravity's current and planned products and services are designed to provide benefits to each of the three primary constituents in the online interactive marketing supply chain:

    E-COMMERCE MERCHANTS. E-commerce merchants are focused on attracting consumers to their Web sites and on maximizing revenue per customer. Our AdServer software is designed to allow e-commerce merchants to gather consumer behavior data on their sites and correlate this information with other information, such as purchase history, to build detailed customer-profile databases using third party technology. Merchants can then use AdServer to target advertisements, promotions or other offerings for new or complementary products to particular consumers based on their profiles. Merchants can share this targeting information with their advertising agency to allow for more effective customer acquisition campaigns.

    ADVERTISING AGENCIES. Advertising agencies seek to maximize the impact of their clients' online campaigns to promote brand awareness or to solicit transactions, while minimizing their own overhead in conducting the campaign. AdServer is designed to enable advertising agencies to manage their clients' online campaigns, to make changes to campaigns in real-time and to collect information about consumer behavior that can be mined to create sophisticated profiles. These profiles can be used to improve targeting for both current and future campaigns.

    We believe that many advertising agencies prefer outsourced solutions that reduce their internal technical and administrative burdens. Several of our advertising agency customers currently using our AdCenter service offering have helped us identify ways to tailor AdCenter to their needs. As a result, we are developing AdCenter for Agencies which will automate much of the campaign management process for advertising agencies, including media planning, media buying, trafficking, reporting and billing. In addition, AdCenter for Agencies is being designed to track purchases made by consumers responding to particular advertisements, making it easier to determine the cost-per-transaction for a campaign. We expect AdCenter for Agencies to be released in the second quarter of 1999.

    CONTENT PUBLISHERS. Content publishers seek to attract consumers to their Web sites to maximize the value of their advertising space and/or to solicit e-commerce transactions. Using AdServer (or the outsourced version, AdCenter for Publishers), content publishers can maintain control of their own advertising inventory, consumer data, mission-critical advertising business processes, and relationships with advertisers and advertising agencies. These solutions are designed to allow content publishers to predict inventory available for sale, to deliver targeted advertisements to consumers and to provide reports and analysis to advertisers. Additionally, our AdServer software solution can be integrated with content management, billing and commerce systems.

    Our software is designed to be fault-tolerant, scalable, extensible and platform-independent to meet the needs of even our largest customers. For example, CNN Interactive, which operates one of the most visited Web sites on the Internet, has served over 50 million impressions in a single day with our AdServer software. NetGravity's software also supports industry standard operating environments including popular Unix systems, Microsoft Windows NT, standard relational databases, Web servers from Netscape and Microsoft and Java-enabled Web browsers.

STRATEGY

    NetGravity's objective is to become the leading provider of online interactive marketing solutions for e-commerce merchants, advertising agencies and content publishers. To achieve this objective, our strategy includes the following key elements:

    EXTEND LEADERSHIP IN ONLINE ADVERTISING SOFTWARE SOLUTIONS. NetGravity intends to extend its leadership position in the market for online advertising software solutions by continuing to enhance its technology through investment in research and development activities and by incorporating industry-leading components into its products. We believe that maintaining and enhancing our products and services are critical to our ability to solidify our market leadership, strengthen our relationships with current customers and acquire new customers.

    ESTABLISH LEADERSHIP IN INTERACTIVE MARKETING SOLUTIONS FOR
E-COMMERCE. NetGravity seeks to foster the growth of the emerging market for interactive marketing solutions for e-commerce merchants and to establish leadership in this market. Recognizing the potential of the Web as a direct marketing channel, many of our e-commerce customers are already leveraging AdServer's largely advertising-oriented features to deploy interactive marketing systems for e-commerce. We believe that e-commerce interactive marketing is emerging as a distinct market from online advertising and that customers focusing on e-commerce will increasingly demand functionality tailored to their specific requirements. Therefore, we intend to continue to add features to AdServer designed to meet the specific requirements of e-commerce merchants as well as to enhance our sales, marketing, professional services and support capabilities to promote these new features. In addition, we plan to form relationships with enterprise solutions vendors to accelerate the adoption of our AdServer software by e-commerce merchants. In furtherance of this strategy, we recently established a co-marketing and co-selling relationship with IBM relating to our AdServer products.

    IMPROVE OUR CUSTOMERS' ROI WITH GLOBAL PROFILE SERVICE. We are developing solutions to allow e-commerce merchants to better target consumers, thereby providing them the opportunity to increase their ROIs from investments in online interactive marketing. The initial version of our Global Profile Service gives our customers access to anonymous consumer profiles containing geographic data. Through planned new releases of the Global Profile Service, we expect to provide access to other demographic and behavioral data. We have already licensed access to Matchlogic's database of approximately 45 million anonymous consumer profiles and we plan to continue to form additional relationships with data providers to improve the overall coverage of our profile database.

    ENABLE EFFICIENT ADVERTISING BUYING ON THE INTERNET. NetGravity intends in the future to develop products to link together its high-end interactive marketing customers to allow them to automate the process of buying and selling online advertising space. One of the key limitations of the Internet as compared to other media is the difficulty merchants and advertising agencies experience when trying to create and manage an online campaign across many selected content publishers. Because we already work with several large and sophisticated content publishers and advertising agencies, we believe we will have the opportunity to leverage the compatability of our AdServer product and our planned AdCenter for Agencies service to increase the efficiency of buying and selling ads for both sides of the transaction. We believe that, if successful, this end-to-end solution could be critical to establishing our solutions as the standard for online interactive marketing.

    EXPAND INTERNATIONAL PRESENCE. NetGravity plans to expand its international operations to address the global adoption of the Internet and the international demand for online interactive marketing solutions. We believe that there are many international opportunities for our products and services and have established sales and support operations in Europe and Asia Pacific with regional headquarters in London and Tokyo and field offices in France, Germany and Hong Kong. As part of this expansion, we intend to create reselling and systems integration relationships in Europe and Asia Pacific to leverage our sales and consulting forces in these regions. We also intend to develop localized versions of our products. We believe that an early presence in these markets will enhance our long-term competitive position in these regions.

SOFTWARE PRODUCTS AND TRANSACTIONAL SERVICES

    NetGravity develops, markets and supports its family of online interactive marketing solutions and offers associated services. The following illustrates the role of AdServer in a typical consumer interaction with a customer's Web site.

  [GRAPHIC: CONSUMER INTERACTION WITH WEB SITE THAT USES NETGRAVITY ADSERVER]

    NetGravity markets three primary solutions to support the needs of companies in the online interactive marketing industry: AdServer Enterprise, AdServer Network and AdCenter for Publishers. NetGravity also offers its Global Profile Service to extend the targeting capabilities of its primary solutions by providing access to more extensive targeting data than may otherwise be available to our customers. In addition, NetGravity is in the process of developing AdCenter for Agencies, a version of AdCenter customized for advertising agencies. NetGravity's solutions are designed to be scalable, extensible and robust systems for deploying online interactive marketing solutions on the Internet. The AdServer solutions utilize a common fault-tolerant, scalable architecture for real-time delivery of targeted advertisements, a management system for tracking advertising inventory and a customizable reporting and analysis system allowing AdServer users to better understand their customers.

    ADSERVER ENTERPRISE. AdServer Enterprise is designed to manage interactive marketing on individual Web sites. AdServer Enterprise manages the process of placing advertisements, promotions and other offers on Web pages. It also allows tracking of consumer action and movement on a Web site and captures consumer responses to advertisements. AdServer Enterprise is designed to be integrated with other systems, such as customer databases, to create rich consumer profiles for more effective targeting. AdServer Enterprise comes pre-configured to address many common targeting requirements and can be extended to perform more specific targeting. AdServer Enterprise's scalable architecture allows Web sites to reliably serve high volumes of targeted advertisements. AdServer Enterprise also collects and summarizes user interaction data to allow detailed analysis and reporting to advertisers and direct marketers.

    ADSERVER NETWORK. AdServer Network is an enhanced version of AdServer Enterprise designed to manage multi-site interactive marketing. AdServer Network is designed to allow central management of advertising inventories of multiple Web sites, delivery of targeted advertisements to multiple remote Web sites based on centralized targeting data, centralized collection and analysis of user information and targeting of advertisements to consumers on remote Web sites. These features make AdServer Network an attractive solution for a variety of applications. For example, AdServer Network can be used by content publishers to deliver targeted advertisements to a set of affiliated Web sites or by advertising agencies to manage campaigns for their clients across all of the Web sites in the campaign.

    ADCENTER FOR PUBLISHERS. AdCenter for Publishers is an outsourced service solution based on our AdServer software and is designed to allow our customers to outsource certain advertising management functions to NetGravity. NetGravity works with Web hosting organizations to manage this centralized solution for customers that do not wish to hire a technical staff or to maintain their own systems. To date, revenues from AdCenter for Publishers have not been material.

    GLOBAL PROFILE SERVICE. NetGravity's Global Profile Service is a central database of anonymous user profiles which allows customers to augment their own consumer information to improve their ability to analyze and target their consumers. NetGravity has established relationships with two initial data providers, Excite/MatchLogic and HNC/Aptex to provide demographic and purchase affinity data on consumers for the Global Profile Service. The Global Profile Service contains over 45 million consumer profiles with demographic and geographic fields. This covers a substantial portion of all Internet users and contains detailed information such as location, age, gender, household income, education and presence of children. We are designing Global Profile Service to work with multiple data providers and to aggregate fields supplied from several sources in real-time. Currently, NetGravity is offering only geographic profiles to our customers. NetGravity is in the process of extending the Global Profile Service to enable it to deliver more comprehensive consumer profiles, but does not expect such release to be available until late 1999, however we cannot assure you that this release schedule will be met. See "Factors Affecting Our Business, Operating Results and Financial Condition--Our future success depends on the timely completion of new solutions under development." To date, revenues from the Global Profile Service have not been significant. See "Factors Affecting Our Business, Operating Results and Financial Condition--We rely on third-party software and consumer profile data."

    ADCENTER FOR AGENCIES. AdCenter for Agencies is a solution under development that will be a version of AdCenter tailored to requirements of advertising agencies. We are designing AdCenter for Agencies to automate much of the campaign management process for advertising agencies including media planning, media buying, trafficking, reporting and billing. AdCenter for Agencies will also be used to track purchases made by consumers responding to particular advertisements and thereby determine the cost-per-transaction for each campaign. AdCenter for Agencies is expected to be released in the second quarter of 1999, however we cannot assure you that this release schedule will be met. See "Factors Affecting Our Business, Operating Results and Financial Condition--Our future success depends on the timely completion of new solutions under development."

    The following table summarizes NetGravity's software products and transactional services:

-----------------------------------------------------------------------------------------------------------------
 PRODUCT OR
  SERVICES             MARKET                 BENEFITS             INTRODUCTION DATES          PRICING MODEL
-----------------------------------------------------------------------------------------------------------------
AdServer       SINGLE-SITE             Provides single-site    Version 1.0: March 1996     Software Model:
Enterprise     merchants and content   management of user      Version 2.0: September      Perpetual software
               publishers              information, targeting  1996                        license fee plus
                                       of advertisements, and  Version 2.1: March 1997     ongoing fees for
                                       analysis and reporting  Version 3.0: June 1997      upgrades and support
                                       capabilities            Version 3.5: September
                                                               1998
-----------------------------------------------------------------------------------------------------------------
AdServer       MULTI-SITE              Provides the            Version 2.1: March 1997     Software Model:
Network        merchants, advertising  capability to target    Version 3.0: June 1997      Perpetual software
               agencies, content       advertisements to       Version 3.5: September      license fee plus
               publishers and          consumers on remote     1998                        ongoing fees for
               advertising networks    Web sites, while                                    upgrades and support
                                       aggregating all
                                       consumer information
                                       and providing
                                       centralized management
                                       capabilities
-----------------------------------------------------------------------------------------------------------------
AdCenter for   SINGLE AND              Provides a service to   April 1998                  Transactional Model:
Publishers     MULTI-SITE              allow customers to                                  Fees based on number
               merchants, advertising  outsource advertising                               of advertisements,
               agencies, content       management to                                       promotions or other
               publishers and          NetGravity                                          offerings delivered
               advertising networks
-----------------------------------------------------------------------------------------------------------------
Global         ADSERVER AND ADCENTER   Gives access to         Geographic Profiles:        Transactional Model:
Profile        CUSTOMERS               database of anonymous   October 1998                Geographic-Annual fee
Service                                consumer profiles used  Demographic and Behavioral  based on expected
                                       for enhanced targeting  Profiles: Planned for       number of profiles
                                                               second half of 1999         delivered
                                                                                           Demographic/
                                                                                           Behavioral--Pricing
                                                                                           expected to be based
                                                                                           on actual number of
                                                                                           profiles delivered
-----------------------------------------------------------------------------------------------------------------
AdCenter for   ADVERTISING AGENCIES    Automates the campaign  Currently in development;   Transactional Model:
Agencies       seeking outsourced      management process for  expected to be available    Fees expected to be
               online interactive      advertising agencies    in the second quarter of    based on number of
               marketing solutions                             1999                        advertisements,
                                                                                           promotions or other
                                                                                           offerings delivered
-----------------------------------------------------------------------------------------------------------------

PROFESSIONAL SERVICES

    NetGravity's professional services organization as of December 31, 1998 consisted of 29 individuals, including 14 consultants, who provide the following range of services:

    CONSULTING. NetGravity offers consulting services that address each of the activities its customers require for the initial implementation and long-term operation of their NetGravity products. NetGravity offers: implementation services to assist its customers in deploying AdServer; system extension services that enable customers to extend NetGravity's products to meet their specific business needs or technical requirements; and migration services that enable customers to migrate to NetGravity's current products from earlier versions of our products, from their in-house systems or from competitors' products. A typical AdServer implementation requires up to 10 days of professional services. NetGravity also offers other consulting services, including project management, requirements definition, business process re-engineering, system and solutions design, technical architecture design, systems integration design, custom reporting and software development.

    TECHNICAL SUPPORT. NetGravity provides product support services, including telephone support and upgrade rights to new minor releases, under its standard maintenance agreements. All of NetGravity's license customers have entered into standard maintenance agreements. The annual maintenance fee for these services is payable in advance and is based upon a percentage of the then-current list price for the licensed software. A dedicated team of engineers trained to answer questions on the installation and usage of AdServer products provides telephone support from 6:30 a.m. to 4:30 p.m., Pacific time, Monday through Friday, from NetGravity's corporate offices in San Mateo, California. NetGravity also offers telephone support 24 hours a day, seven days a week through a call-back procedure to certain customers who pay an additional fee for this service. NetGravity believes that providing high quality customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to customer satisfaction and revenue growth. Accordingly, NetGravity is committed to continued recruiting and maintenance of a high-quality technical support team.

    EDUCATION. NetGravity provides training for both the users of AdServer and the technical staffs who maintain AdServer. NetGravity also offers training in advertising on the Internet, managing advertising sales with AdServer, and administering AdServer. NetGravity is also offering training in developing custom extensions to the AdServer product line. All training is made available at either the customer's location or at NetGravity's facilities in San Mateo, California, New York City, Tokyo or London.

TECHNOLOGY

    All of NetGravity's products and transactional services are built around the core AdServer architecture. NetGravity's AdServer is designed to be a robust architecture for customers to implement flexible, scalable and reliable online advertising and direct marketing solutions, as well as to integrate these solutions with external systems such as electronic commerce and dynamic content generation systems. The AdServer architecture is also extensible through documented application programming interfaces (APIs) and adheres to numerous industry standards. In addition, we believe that the AdServer system architecture is flexible enough to serve as the foundation for related future products.

                       [GRAPHIC: ADSERVER SYSTEM MODULES]

    ADSERVER ADVERTISING DELIVERY ENGINE. NetGravity's AdServer advertising delivery engine performs the actual content delivery function for the AdServer System. The AdServer engine was designed to deliver highly targeted messages with low latency to Web browsers, Web servers and proprietary content delivery systems. The AdServer delivery engine architecture is designed to be highly scalable, reliable and extensible. NetGravity has also incorporated several performance and reliability enhancing technologies into the AdServer engine, including built-in load balancing, automatic fail-over, automatic restart and monitoring tools that notify technicians in the event of system failure.

    ADMANAGER BUSINESS PROCESS MANAGEMENT APPLICATION. AdManager is a three-tier application (comprised of user interface, application server and database tiers) designed to allow customers to manage certain online advertising and direct marketing business processes and associated data. In particular, AdManager utilizes proprietary software to automate certain inventory management, scheduling and availability functions that enable more efficient use of available inventory.

    ADINSIGHT ADVERTISING PERFORMANCE AND REPORTING SYSTEM. NetGravity believes that the information resulting from online interactive marketing placements and consumer response is extremely valuable for understanding consumer behavior and measuring return on investment. The AdInsight measurement and reporting system has been designed to permit detailed reporting and analysis for Web sites and networks. Because of the volume of data gathered from high-traffic sites and networks, AdInsight offers customizable summarization and reporting functions to reduce database size and storage requirements. AdInsight also implements a scheduling system to generate reports for automatic delivery to advertisers and others directly over the Internet.

    ADCONSOLE SYSTEM MANAGEMENT APPLICATION. AdConsole is designed to simplify the process of maintaining and administering the entire AdServer System by providing system administrators with a user interface for common system management tasks. For example, AdConsole permits centralized starting, stopping, monitoring and administering of multiple AdServer engines. AdConsole allows system administrators to schedule routine tasks and monitor and administer AdServer engines across multiple CPUs which increases the reliability of the entire system by reducing the likelihood for administration or configuration errors.

    OPEN ARCHITECTURE AND EXTENSIBILITY

    NetGravity designed the AdServer System with numerous extensibility features to allow integration into existing systems and creation of new functionality. NetGravity's open targeting architecture allows customers to augment AdServer's standard targeting functionality through the addition of external targeting capabilities. NetGravity's advertising delivery API allows integration into custom electronic commerce systems, dynamic content delivery systems and other kinds of advertising delivery mechanisms. In addition, AdServer stores business process data, including advertisements, targeting information, delivery statistics and reporting data in a standard relational database management system (RDBMS) in documented data structures, allowing industry standard reporting and query tools to be used to view and manipulate this data. These open extensibility features allow AdServer to be integrated with customers' legacy systems and/or third-party systems, such as sophisticated targeting engines, content delivery systems and customized data mining and analysis tools.

    INDUSTRY STANDARDS

    NetGravity uses many widely accepted standards in developing its products, including SQL for accessing RDBMSs, HTTP for Internet access, NSAPI (Netscape Application Programming Interface) for access to Netscape's Internet servers, ISAPI (Internet Server Application Programming Interface) for access to Microsoft's Internet servers and HTML for formatting advertisements. Most of the Company's software is written in C++, a widely accepted standard programming language for developing object-oriented applications. Adherence to industry standards provides compatibility with existing applications, enables ease of modification, and reduces the need for software to be rewritten, thus protecting the customer's investment. In addition, NetGravity is active in formulating standards for advertising measurement on the Internet. For example, John W. Danner, NetGravity's Chairman and Chief Executive Officer, serves on the Board of Directors of the Internet Advertising Bureau, a standards setting body for Web publishers.

CUSTOMERS AND MARKETS

    As of December 31, 1998, NetGravity had over 325 customers. NetGravity sells its AdServer products and AdCenter services to e-commerce merchants, advertising agencies, content publishers and advertising networks. The following is a partial list of NetGravity's customers:

MERCHANTS
ArtNet
AutoWeb Interactive
Cendant Corporation
Commercial Dynamics
Didax Online L.C.
EGreetings, Inc.
E*TRADE Group
Garden.com
IBM
Ingram Micro
N(2)K
ONSALE
Planet Direct Corporation
Preview Travel
SRDS
TechWave
Ticketmaster Online CitySearch
TUCOWS Interactive
Vitamin Shoppe
West Group

ADVERTISING AGENCIES

Agency.com
Anderson and Lembke
Dentsu Inc. (CCI)
Giant Step
Ogilvy and Mather
Ogilvy Interactive GmbH

CONTENT PUBLISHERS

Aftonbladet
America's Health Network
Asahi Shimbun
Associated New Media
Athena 2000
audioSENSE Corporation
British Telecom
broadcast.com
CADE
Cahners Business Information
Children's Television Workshop
China Telecom
China Times Interactive
Chung Hwa Telecom
Cinetic GmbH
Clear Channel Communications
CMP Media
College Club
CondeNet
CyBear
Cyber Communications
Dallas Morning News
DeTeMedien GmbH
Detroit Newspapers
Deutsche Telekom Online Service GmbH (T-Online)
E-Pub
El Nuevo Dia Interactive
Express Newspapers
Financial Times Group
Focus Online GmbH
Fujitsu
GoGlobal.net
Guardian Media Group
Hachette Filipacchi Interactions SA
Hearst New Media and Technology
HjemmeNett AS
Hollywood Online
INFOACCES, S.A. de C.V.
Interactive Investor International
Internet Technologies China (Sohoo)
John Fairfax Holding
Jubii A/S
Jumbo
Knight Ridder New Media
Korea Telecom
Le Groupe Videotron LTEE
Matrix
Merrill Lynch
Mirror Group Newspapers
Miller Freeman PLC
Minneapolis Star Tribune Interactive
Monster.com
Mpath Interactive
MTV Interactive
NEC Corporation
Netpool
NetRadio
Netscape
NetZero
Nihon Keizai Shimbun
Nikkei Busines Publications
Objectif Net
Ordenamiento de Links Especializados, S.L. (OLE)
PDN Xinren Information Technology
Posten Sverige
Prima S.A.
Reed Business Information
Reuters
Rodale Press
Rogers New Media
Salon
SocialNet
Spinner.com
SuperBusinessNet
Swisscom AG
Sysware Corporation
Telecom New Zealand
Telstra Corporation
The Economist
The Mainichi Newspapers
The Weather Channel
Third Age Media
Thomson Financial Services
Time Inc. New Media
Toronto Morning Star
Toshiba Corporation
Tribune Interactive
Turner Broadcasting (CNN Interactive)
USA.NET
Virgin Net
Videotex (Planet Internet)
Warner Bros. Online
Wired Digital
World Opponent Network
World Wrestling Federation
WSI
Zaz
Zip2 Corporation

ADVERTISING NETWORKS

@Home Network
Active Agent GMBH
Canadian Broadcasting
Canoe, Canadian Online Explorer
CDA Investment Technology
China Internet
Digital Skies
EMC(2)
Hong Kong Telecom IMS
MediaLinx
News Interactive Pty.
NTT Navispace Corporation
Overseas Connections, Taipei
Scandinavia Online
Singapore Telecommunications
StarMedia Network
TeleDanmark
Telstra Corporation
Yellow Pages

    SELECTED CUSTOMER CASE STUDIES

    E-COMMERCE MERCHANT: GARDEN.COM (WWW.GARDEN.COM). Garden.com, the leading Internet retailer of gardening products, information and services, uses AdServer software to manage its internal direct marketing activities to promote sales to consumers after they arrive at the site. NetGravity worked with Garden.com to integrate AdServer with Garden.com's proprietary e-commerce system, allowing AdServer to use consumer profile data (including purchase history) from Garden.com's e-commerce system to target promotions to consumers and track consumer responses. These promotions include cross-sell and up-sell campaigns, discounts, credits and free shipping. For example, if a consumer adds tulip bulbs to his shopping cart, AdServer might deliver an offer to purchase a complementary product, such as gardening tools, at a discounted price. If the customer accepts the promotion, AdServer notifies Garden.com's e-commerce system, which reflects the addition to the consumer's shopping cart and applies the discount upon checkout. By tracking customers from the initial click on an advertisement, through purchase activity on the Garden.com web site in response to targeted direct marketing offers delivered by AdServer, Garden.com uses our solutions to generate detailed reports on overall campaign effectiveness that go beyond simple impression and click through data. Garden.com believes that the tight integration of AdServer and its e-commerce system has allowed it to improve the effectiveness and efficiency of its customer acquisition and retention efforts.

    ADVERTISING AGENCY: AGENCY.COM. Agency.com, the largest online interactive marketing agency, focuses on online marketing opportunities for its clients. Prior to becoming a NetGravity customer and beginning to use AdCenter for Publishers, Agency.com manually managed its interactive marketing campaigns. This manual approach involved executing media buys via phone and fax, emailing "creatives" (which are the advertisement graphics themselves) to individual content publishers and logging transactions into a spreadsheet. Weekly reports were generated manually from data reported from Agency.com's ISP and were not as detailed as its clients were requesting. In December 1998, Agency.com began an interactive marketing campaign for Sprint Long Distance using AdCenter. With AdCenter, advertisements are automatically distributed to content publishers and all reporting data are gathered centrally, enabling on-the-fly performance reporting. Agency.com is even able to offer Sprint direct access to AdCenter's reports which, in addition to summarizing impressions viewed and click-through rates, also track the actions of consumers visiting Sprint's web site in response to the campaign. This detailed reporting data is used to gauge the effectiveness of the campaign and to adjust the campaign by selecting the content publishers and creatives that generate the highest ROI for Sprint. Based on its experience with the Sprint campaign and other projects, Agency.com provided NetGravity with important suggestions for the feature set of AdCenter for Agencies, and expects to begin using AdCenter for Agencies when it is released.

    CONTENT PUBLISHER: CNN INTERACTIVE. Since August 1995, Cable News Network, Inc. has operated CNN Interactive, a family of Web sites which now includes CNN.com, CNNfn, CNN-Time All Politics, CNN enEspanol, CNN emPortugues and CNN-Sports Illustrated. CNN Interactive is consistently ranked as one of the most visited families of sites on the Web, and currently averages over 110 million page views per week. CNN Interactive initially relied on an internally developed system to manage its online advertising. Daily advertisement rotations were done manually by CNN Interactive personnel using spreadsheets to track advertising inventory. As user traffic and advertising inventory grew dramatically, CNN Interactive concluded that it needed to automate and streamline its online advertising management activities to keep pace with such growth. CNN Interactive turned to NetGravity and, in December 1996, deployed AdServer Enterprise to replace its internal advertising management system. AdServer Enterprise now performs automatic, real-time impression-based advertisement rotation on the CNN Interactive sites. In addition, CNN Interactive uses AdServer's reporting features to generate individualized weekly reports for each of its more than 150 advertisers.

SALES AND MARKETING

    NetGravity markets and sells its products and services primarily through its field sales and telesales organizations and maintains sales and support operations in North America, Europe and Asia Pacific. On December 31, 1998, NetGravity's sales organization consisted of 46 individuals. NetGravity has sales and support offices in San Mateo, California, New York City, London, Tokyo, Paris, Hong Kong and Frankfurt. NetGravity sells its products in Europe and Asia Pacific through its subsidiaries in the United Kingdom, Japan and Hong Kong. NetGravity intends to broaden its presence in international markets by expanding its international sales force and by entering into distribution agreements with foreign distributors. See "Factors Affecting Our Business, Operating Results and Financial Condition-- We face risks associated with our international operations and plans for expansion" and "--Our success depends on certain key employees."

    NetGravity's sales process begins with the generation of sales leads. Sales leads are obtained primarily from telesales, customer referrals, our Web site, responses to our public relations and marketing efforts and through trade shows. Initial sales activity normally includes a product demonstration of AdServer directly over the Internet to the prospective customer. This demonstration is followed by one or more technical discussions where the customer's issues and concerns are addressed. For interested accounts, a field sales representative and a sales engineer make an on-site visit where the needs of such customer are assessed. Soon thereafter, a proposal is generated containing a statement of work for our consulting and training services and a quote for the package of software license and services to be delivered. In addition, we have developed pre-configured packages suitable for many common customer applications.

    NetGravity uses a variety of marketing programs (including general brand promotion) to: stimulate demand for its products; build market awareness through the press and industry analysts; produce and maintain marketing information and sales tools; generate and develop customer leads; and establish and manage marketing alliances. As of December 31, 1998, 10 employees were engaged in a variety of marketing activities, including: preparing marketing research and collateral marketing materials; product planning; managing press coverage and other public relations; identifying potential customers; attending trade shows, seminars and conferences; establishing and maintaining close relationships with recognized industry analysts; and maintaining our Web site.

    To license our software products, we generally engage in a lengthy sales effort. During the sales effort, we spend significant time educating prospective customers on the use and benefit of our solutions. As a result, the sales cycle for our products and services is long and currently averages approximately four months. The sales cycle for our online direct marketing solutions is likely to be longer than the sales cycle for the online advertising solutions, because we believe that online direct marketing is less established and will require more education of our potential customers. In addition, an increase in the average size of transactions would also likely result in an even longer sales cycle as the license of our software products becomes rises to the level of an enterprise-wide decision by prospective customers requiring a significant commitment of resources. Delays due to lengthy sales cycles could have a material and adverse effect on our business, results of operations or financial condition.

MARKETING ALLIANCES

    An important element of NetGravity's sales strategy is to form business alliances to assist NetGravity in marketing and selling its products and developing customer applications. This approach is intended to increase the resources available to perform application design and development services for NetGravity's customers and to enhance NetGravity's market credibility, potential for lead generation and access to large accounts. Additionally, business partners can provide online interactive marketing expertise in solving the business problems of NetGravity's customers. Certain of NetGravity's business partners have entered into reseller agreements with us, whereby they are permitted to resell our products, and, in some cases, to customize the products. NetGravity works with these partners to develop re-sale and co-marketing programs and to generate business referrals that lead to sales. For example, NetGravity and IBM recently entered a co-selling and co-marketing arrangement under which IBM is authorized to promote our products and services to IBM's net.commerce customers and, based on achieving certain performance milestones, IBM has agreed to fund certain joint marketing activities. We do not provide exclusive sales territories and do not impose minimum purchase requirements in connection with our reseller agreements. We have reseller agreements with the following organizations:

    WEB HOSTING ORGANIZATIONS. Web hosting organizations centrally house and maintain Internet connectivity equipment, server hardware and software for their customers. Many Web sites utilize the services of hosting organizations and rely on their advice and recommendations in selecting Internet software solutions. Because of their influence in the market, NetGravity strives to maintain good business relationships with these organizations. The following Web hosting organizations have provided hosting services to NetGravity customers: ANS Communications, BBN Corporation, Digex Incorporated, EUnet International B.V., Exodus Communications, Inc., Frontier GlobalCenter, Inc. and Proxicom, Inc., the data and Internet service business unit of Teleport Communications Group Inc.

    INTERNET SYSTEMS INTEGRATORS. Internet systems integrators assist online content publishers and merchants in the design, procurement and deployment of their Web sites. These Internet systems integrators often recommend advertising management and other Internet solutions to their clients. The following Internet systems integrators have worked with NetGravity customers: CKS--Enterprise, a systems integration and consulting organization within CKS Group, Inc., Fort Point Partners, Horizon Technologies, Organic Inc. and Modem Media . Poppe Tyson.

    We have historically sold our products and services primarily through our field sales and telesales organization, but our future success may depend in part upon our ability to increase sales of our solutions through Web hosting organizations and Internet systems integrators (collectively, "Resellers"). We cannot assure you that we will be able to attract and retain Resellers. If we are able to attract Resellers, our gross margins may narrow due to discounts we would give to our Resellers. In addition, if any of our Resellers were to provide inadequate support and services to our customers, our revenues could decrease and our reputation could be damaged. Our inability to attract or adequately manage Resellers could materially and adversely affect our business, results of operations and financial condition.

PRODUCT AND SERVICE DEVELOPMENT

    NetGravity believes that its future success will depend in large part on its ability to enhance the AdServer System, develop new products, maintain technological leadership, and satisfy an evolving range of customer requirements for large scale online advertising and direct marketing applications. NetGravity's product and services development organization is responsible for product architecture, core technology, product testing and quality assurance, writing user documentation, and expanding the ability of NetGravity products to operate with the leading hardware platforms, operating systems, database management systems, content management systems and electronic commerce systems. Since inception, NetGravity has made substantial investments in product development and related activities. In addition, certain technologies have been acquired and integrated into NetGravity products through licensing arrangements. As of December 31, 1998, there were 28 employees in NetGravity's product development organization. NetGravity's research and development expenses were $1.8 million, $3.0 million and $4.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. To date, NetGravity has not capitalized any software development costs. NetGravity expects to continue to devote substantial resources to its product development activities. NetGravity plans to release its next major version of AdServer in 1999. NetGravity also expects to release AdCenter for Agencies in the second quarter of 1999. Finally, the Company is developing an enhanced version of its Global Profile

Service, adding the ability to supply more detailed demographic targeting data, which is expected to be available in the second half of 1999.

    Although NetGravity sells products to each of the constituents in the online advertising and direct marketing supply chain (merchants, advertising agencies and content publishers), it does not currently offer products automating the online advertising purchasing process among such constituents. If demand for a comprehensive solution develops and NetGravity fails to develop such a solution on a timely basis, or at all, it could have a material adverse effect on NetGravity's business, results of operations or financial condition. In addition, as more customers demand online advertising and direct marketing solutions, NetGravity must tailor its products to the specific requirements of both online advertisers and direct marketers and provide a solution for supplying demographic and behavioral data. If NetGravity does not develop a satisfactory product to address the online direct marketing market, future growth of NetGravity could be impaired and NetGravity could lose customers to competitors with more comprehensive solutions. The occurrence of any such event could have a material adverse effect on NetGravity's business, results of operations or financial condition.

    NetGravity's products are designed to operate on a variety of hardware and software platforms employed by its customers in their individual networks. NetGravity must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by operating systems vendors, particularly Microsoft and Sun, by vendors of relational database software, particularly Oracle and Microsoft, and browsers, particularly Netscape and Microsoft could materially adversely impact NetGravity's business, results of operations or financial condition.

COMPETITION

    The market for online interactive marketing solutions is new, intensely competitive and rapidly evolving. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

    - the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

    - the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

    - the quality of our customer service and support; and

    - the effectiveness of our sales and marketing efforts.

    We believe that we presently compete favorably with respect to these factors. However, we believe that our markets are still evolving, and we cannot assure you that we will compete successfully in the future. Historically, our competitive position with respect to prospective customers who favor outsourced solutions has not been as strong as our position in the software market given that we have not, until recently, offered outsourced solutions. Even with the introduction of AdCenter we cannot assurance you that our competitive position will improve among such customers. Our competitive position in our market (or portions thereof) as compared to our competitors is otherwise difficult to characterize, due principally to the variety of current and potential competitors and the emerging nature of the market.

    In the online advertising market, we compete directly with DoubleClick Inc., CMG plc (through its Engage/Accipiter unit), Excite, Inc. (through its MatchLogic unit), AdForce, Inc., Real Media, Inc. and a variety of other online advertising service providers. To date, we have focused primarily on developing software-based solutions, which we license to our customers, although we have recently begun offering an outsourced solution (AdCenter). Some of our competitors (including DoubleClick) have adopted a business model focused on outsourcing of interactive marketing solutions. These competitors have much more experience offering these outsourced solutions. If the outsourced model gains popularity over the software model in our target market, we cannot assure you that we will be able to compete effectively with our current products and services.

    In the online direct marketing market, we expect to face indirect competition from the vendors of electronic commerce systems, including BroadVision, Interworld and Open Market, among others. In addition, if providers of electronic commerce systems begin including advanced online direct marketing functionality in their products, this could reduce or eliminate the need for separate direct marketing management solutions, including our current and future products targeted at the direct marketing market. We also encounter competition from Netscape and Microsoft, which build or bundle advertising management products with their Internet commerce solutions. Both Netscape and Microsoft have significantly greater resources than we do, and, due to their control of the browser market, if either of them were to offer online advertising and direct marketing management solutions with features comparable to those offered by us, there can be no assurance that we would be able to compete effectively.

    Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many of our current and potential competitors have greater name recognition, more extensive customer bases and larger proprietary consumer databases. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, or offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    In addition to these current and potential commercial competitors, we also face competition from the internal capabilities of some potential customers. Some of the largest and most popular online content publishers use internally developed interactive marketing solutions rather than the commercial solutions offered by NetGravity and our competition. We cannot assure you that we will be able to compete successfully with these internally-developed solutions.

    Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could impair our finances and business prospects. We cannot assure you that we will be able to compete successfully against existing or potential competitors or that competitive pressures will not materially impair our finances or business prospects.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    IT IS DIFFICULT FOR US TO PREVENT THE MISAPPROPRIATION OF OUR INTELLECTUAL PROPERTY. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it hard to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our technology. We cannot assure you that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material and adverse effect on our business, results of operations or financial condition.

    WE PROTECT OUR INTELLECTUAL PROPERTY BY WAY OF SEVERAL LEGAL MEANS. The success and competitiveness of our products depend in part upon our ability to protect our current and future technology through a combination of trademark, trade secret and copyright law. Because laws protecting certain ownership rights in Internet-related industries are uncertain and still evolving, we cannot give you any assurance about the future viability or value of any of our current technology ownership rights.

    OUR SOURCE CODE MAY BE RELEASED TO OUR CUSTOMERS UNDER CERTAIN CIRCUMSTANCES. Under the general terms and conditions of our standard license agreements with customers, we retain title to the trade secrets and copyrights in the source code of our software products. However, some of our agreements with our customers contain provisions requiring release of source code for limited, non-exclusive use by the customer in the event that we cease to do business or we fail to support our products. This release of source code may increase the likelihood of misappropriation by third parties.

    WE PROTECT OUR INTELLECTUAL PROPERTY BY ENTERING INTO INTELLECTUAL PROPERTY AGREEMENTS WITH EMPLOYEES, CONSULTANTS AND VENDORS. We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and vendors and generally control access to and distribution of our software, documentation, and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently.

    From time to time we have been, and expect to continue to be, subject to claims of alleged infringement of the copyrights, trade secrets and other intellectual property rights of third parties by us. In addition, other parties may assert invalidity claims (or claims for indemnification resulting from infringement claims) against us. Any such assertions or prosecutions might materially and adversely affect our business, results of operations or financial condition. Although such claims have not resulted in litigation or had a material and adverse effect on our business, results of operations or financial condition, such claims could subject us to significant liability for damages and could result in invalidation of our proprietary rights and be time-consuming and expensive to defend, and result in the diversion of management time and attention. If any such claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot assure you, however, that under such circumstances, a license would be available on reasonable terms or at all.

EMPLOYEES

    As of December 31, 1998, the Company had 125 employees, including 46 in sales and marketing, 28 in research and development, 29 in professional services, customer support and education, three in transactional services, and 19 in finance and administration. Of these, 11 are located in Asia, 15 are located in Europe and the remainder are located in North America. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. See "Factors Affecting Our Business, Operating Results and Financial Condition--Our success depends on certain key employees."

RECENTLY PROPOSED PUBLIC OFFERING

    On March 2, 1999, NetGravity filed a Registration Statement on Form S-1 (File No. 333-73203) with the Securities and Exchange Commission (the "Commission") relating to the proposed public offering of 2,738,440 shares of the Company's Common Stock by the Company, 861,560 shares of the Company's Common Stock by certain stockholders of the Company and up to an additional 540,000 shares of the Company's Common Stock by the Company to cover over-allotments, if any. The Company will not receive any proceeds from the sale of Common Stock by the selling stockholders. The Company cannot assure you that the proposed offering will be completed. If the offering is completed, the Company expects to use the net proceeds therefrom for working capital and other general corporate purposes.

   FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    In addition to other information in this Report and in the documents incorporated by reference herein, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have significant impact in the future on our business, operating results or financial conditions.

WE HAVE A LIMITED OPERATING HISTORY.

    We were founded in September 1995 and commercially released version 1.0 of AdServer in May 1996. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. The new and evolving nature of the online interactive marketing solutions markets increases these risks and uncertainties. Also, because we have a limited operating history, our past results may not be meaningful and you should not rely on them as indicators of our future performance. For a detailed discussion of our financial condition and results of operations, please see the section of this report entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

    Since our inception in September 1995, we have incurred substantial losses. Our losses were $6.9 million for the year ended December 31, 1997 and $11.3 million for the year ended December 31, 1998. As of December 31, 1998, we had an accumulated deficit of $23.0 million.

    We anticipate that our expenses relating to developing, marketing and supporting our current and future products and services will increase substantially in the future. In particular, we expect to spend significantly on the following activities:

    - developing new market opportunities for our current and future products and services;

    - funding more research and development to improve our current solutions and to create new solutions;

    - expanding and improving our sales and marketing operations;

    - expanding and enhancing our outsourced interactive marketing solution (AdCenter), our enhanced targeting service (Global Profile Service) and possible future products and services designed for e-commerce merchants and advertising agencies (including our planned AdCenter for Agencies offering);

    - developing new channels for distributing our products and providing our services;

    - expanding and improving our financial and operational infrastructure; and

    - broadening our customer support capabilities.

    Accordingly, for the foreseeable future, we expect to experience additional losses as our expenses for developing, marketing and supporting our current solutions and developing new solutions exceed our total revenues. These additional losses will increase our accumulated deficit.

    For more detailed information concerning our losses and other operating results, please see the sections of this report entitled "Item 6: Selected Consolidated Financial Data" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN AND ARE LIKELY TO FLUCTUATE
  SIGNIFICANTLY.

    Our revenues, gross margins and other operating results may vary significantly from quarter to quarter. The fluctuations may be due to a number of factors, many of which are beyond our control. These factors include:

    - our or our competitors' introduction of new or enhanced online interactive marketing solutions;

    - market acceptance of existing or planned products and services, including future versions of AdServer and AdCenter, our enhanced targeting services (Global Profile Service) and possible future products and services designed for e-commerce merchants and advertising agencies (including AdCenter for Agencies);

    - the time it takes us to sell our services and license and implement our products and the size of each transaction;

    - the mix of software licenses, software upgrades, consulting and support and transactional services revenues;

    - the amount of advertising spending budgeted by advertisers and direct marketers for online interactive marketing;

    - our or our competitors' price changes or changes in pricing models;

    - our customers' failure to renew their AdServer upgrade and support contracts;

    - the shift from higher gross margins from software license and upgrade revenues to lower gross margins from consulting and support and transactional services revenues;

    - the mix of distribution channels through which we sell our products and services;

    - our sales and licensing activities in international markets;

    - costs relating to possible acquisitions of technology or businesses; and

    - the amounts of royalty payments, amortization charges and other costs related to the licensing or acquisition of technology or other intangible assets.

    Due to all of the foregoing factors, we do not believe that period-to-period comparisons of our historical results of operations are good predictors of future performance. Furthermore, it is possible that in some future quarters our results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of our stock will likely be materially and adversely affected. Please also see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed analysis of our period-to-period results.

WE RELY HEAVILY ON SALES OF ONE PRODUCT FAMILY.

    To date, we have generated nearly all of our revenues from the license and related upgrades, consulting and support of our AdServer family of software products. We expect that our current AdServer family of software products and software products in development, together with the related consulting and support services, will continue to account for a substantial majority of our revenues for the foreseeable future.

    Therefore, our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of AdServer and of related new products and services that we may develop. We cannot assure you that we will be successful in upgrading AdServer or that we will successfully develop new products and services or that any new product or service will achieve market acceptance. Consequently, factors affecting the pricing of and demand for AdServer, such as competition, technological changes, failure of the market for online interactive marketing solutions to develop as we expect or lack of customer acceptance of AdServer could have a material and adverse effect on our business, results of operations or financial condition. For more information on the sources of our revenues, please see the section of this Report entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR FUTURE SUCCESS DEPENDS ON THE TIMELY COMPLETION OF NEW SOLUTIONS UNDER
  DEVELOPMENT.

    We must successfully complete the development of AdCenter for Agencies and the next version of Global Profile Service (which is being designed to provide much more detailed consumer profiles than the current version). Our future revenues will likely fall below our expectations (and the expectations of investors in our common stock) if we do not successfully develop, market and support these services. Any actual or expected revenue shortfall would likely reduce the trading price of our common stock.

WE HAVE AN UNPROVEN AND CHANGING BUSINESS MODEL.

    Our core business model has been to license software designed to enable our customers to directly manage their online interactive marketing activities. We believe that it is too early to determine whether this business model will be successful in the future. An alternate business model employed by some of our competitors (including DoubleClick) is to provide outsourced, service-based solutions to customers who choose not to directly manage their online interactive marketing activities.

    In 1998 we broadened our business by releasing AdCenter for Publishers, a service-based service that transfers to us the responsibility for managing our customers' online systems and the data generated from their online interactive marketing activities, but preserves customers' control over their advertising sales functions. We also recently introduced our Global Profile Service which allows our customers to more narrowly target consumers through the use of anonymous consumer profiles from our centralized database. Although revenues from AdCenter and the Global Profile Service to date have not been material, we intend to place more emphasis on developing these services in the future. Our increased emphasis on AdCenter and the Global Profile Service may not be successful. In particular, AdCenter may not compete effectively with current or future outsourced service providers based on price, performance or other features. Similarly, our Global Profile Service may not be competitive with current or future providers of consumer profile data. In addition, we expect to devote significant engineering, marketing, sales, consulting and customer support resources to enhance AdCenter's and the Global Profile Service's competitiveness, scalability and cost-effectiveness. These actions may divert resources from our other products and services and may thus harm our core AdServer business. Please see the section of this report entitled "Item 1:
Business--Software Products and Transactional Services" for a description of AdCenter and the Global Profile Service.

OUR MARKETS ARE HIGHLY COMPETITIVE.

    See "Item 1: Business--Competition."

OUR SALES AND IMPLEMENTATION CYCLES ARE LONG.

    SALES CYCLE. To license our software products, we generally engage in a lengthy sales effort. During the sales effort, we spend significant time educating prospective customers on the use and benefit of our solutions. As a result, the sales cycle for our products and services is long and currently averages approximately four months. The sales cycle for our online direct marketing solutions is likely to be longer than the sales cycle for online advertising solutions, because we believe that online direct marketing is less established and will require more education of potential customers. In addition, an increase in the average size of transactions would also likely result in an even longer sales cycle as the license of our software products rises to the level of an enterprise-wide decision for prospective customers, requiring a significant commitment of resources. Delays due to lengthy sales cycles could have a material and adverse effect on our business, results of operations or financial condition. For a detailed description of our sales cycle, please see the sections of this report entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1:
Business-- Sales and Marketing."

    IMPLEMENTATION CYCLE. Because we do not recognize revenues from a sale until the customer has implemented the solution purchased, the timing of our revenues depends on our customers' implementation cycles. The implementation of our products often involves a significant commitment of resources by customers and/or our consultants over an extended period of time. Our sales and customer implementation cycles may be delayed due to product defects or errors and factors over which we have little or no control, including customers' budgetary constraints, internal acceptance reviews and the complexity of customers' online interactive marketing needs. Delays in customer deployment of a product could have a material and adverse effect on our business, results of operations or financial condition. For example, due to errors contained in early versions of AdServer 3.0, deployment of this earlier version of AdServer required a significant amount of our and our customers' time and resources. For more information about our revenue recognition policies please see the section of this report entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

ONLINE ADVERTISING AND ONLINE DIRECT MARKETING ARE NEW AND EVOLVING BUSINESSES.

    Online interactive marketing is in its very early stages of development. Like many new businesses, it is characterized by rapidly evolving technologies, quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand and uncertain market acceptance for products and services. Online advertising and online direct marketing (the two components of online interactive marketing) are also characterized by their heavy dependence on the success of the Internet, which itself is a new medium with an unpredictable future. For a discussion of the risks associated with the Internet, please see the section below entitled "Our success depends on the widespread acceptance and use of the Internet."

    ONLINE ADVERTISING

    THE EFFECTIVENESS OF ONLINE ADVERTISING IS UNCERTAIN AND OUR FUTURE SUCCESS DEPENDS HEAVILY ON THE CONTINUED AND INCREASED USE OF THE INTERNET AS AN ADVERTISING MEDIUM. We believe that it is too early to accurately judge the effectiveness of Internet advertising as compared to traditional advertising media. If the market for Internet advertising fails to develop or develops more slowly than we expect, our business, results of operations and financial condition could be materially and adversely affected.

    ADVERTISERS HAVE LIMITED EXPERIENCE WITH THE INTERNET. Our current and potential advertising customers are generally not experienced in online advertising and have allocated only a limited portion of their advertising budgets to Internet advertising. There is no guarantee that our current and potential customers will increase or even continue Internet advertising or that advertisers that currently do not advertise on the Internet will begin to advertise online.

    WEB PUBLISHERS HAVE LIMITED ADVERTISING EXPERIENCE. Most of our current and potential Web content publisher customers have little or no experience selling advertising space on their Web sites. Consequently, such publishers may not generate enough advertising revenues to be economically viable. If

Web publishers stop using our products and services, our business, results of operations and financial condition would be materially and adversely affected.

    THE CURRENT METHODS OF MEASURING ONLINE ADVERTISING'S EFFECTIVENESS PRODUCE UNCERTAIN RESULTS. There are currently no standards for measuring the effectiveness of Internet advertising. Without standardized measurements, online advertisers may challenge or refuse to accept our or third-party measurements of the effectiveness of online advertisements. Our business, results of operations and financial condition could be materially and adversely affected if standards for measuring the effectiveness of Internet advertising are not developed and widely adopted.

    OUR BUSINESS DEPENDS HEAVILY ON BANNER ADVERTISEMENTS. Almost all of our revenues ultimately come from the delivery of banner advertisements on Web pages. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, our business, results of operations and financial condition would be materially adversely affected.

    INTERNET USERS MAY USE "FILTER" SOFTWARE TO BLOCK ADVERTISEMENTS. Some Internet users use "filter" software programs that limit or prevent advertising from being delivered to such users' computers. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software.

    ONLINE DIRECT MARKETING

    DIRECT MARKETERS MAY NOT BE ACCUSTOMED TO CONDUCTING DIRECT MARKETING ON THE INTERNET. Online direct marketing is a new and substantially different approach to direct marketing that has not reached broad acceptance by direct marketing companies. Consequently, direct marketing companies may be reluctant to conduct their business online until they understand and are comfortable with the medium. If direct marketing companies do not accept the Internet as a viable medium for direct marketing, our business, results of operations and financial condition could be materially and adversely affected.

    ONLINE DIRECT MARKETING MAY COMPETE WITH TRADITIONAL DIRECT MARKETING MEDIA. Companies that have already invested substantial resources in other methods of conducting their direct marketing business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. If direct marketing companies do not accept the Internet as a viable medium for direct marketing, our business, results of operations and financial condition could be materially and adversely affected.

    WE HAVE NOT YET, BUT EXPECT THAT WE MAY NEED TO, TAILOR OUR PRODUCTS TO ONLINE MARKETERS' NEEDS. Because online direct marketing is emerging as a new and distinct market apart from online advertising, we believe that potential adopters of online direct marketing solutions will increasingly demand functionality tailored to their specific requirements. Although AdServer's largely advertising-oriented features can be deployed for online direct marketing, we have not yet developed products with the custom features required by online direct marketers. We cannot assure you that we will develop any such products, or if such products are developed, that they will achieve a satisfactory level of market acceptance.

WE MUST SUCCESSFULLY DEVELOP NEW PRODUCTS AND KEEP UP WITH RAPID TECHNOLOGICAL
  CHANGE.

    OUR BUSINESS WILL SUFFER IF WE FAIL TO KEEP UP WITH RAPIDLY CHANGING TECHNOLOGY. Rapidly changing technology, evolving industry standards, frequent announcements and introductions of new or enhanced products and services and changing customer demands characterize the markets for our products and services. The emerging nature of the Web in general and online interactive marketing in particular underscore these characteristics. Accordingly, we are dependent upon our ability to adapt to rapidly changing technologies, to adapt our solutions to meet evolving industry standards and to continually improve the performance, features and reliability of our solutions in response to both changing customer demands and competitive product and service offerings. For example, if the historical growth rate in the use of the Internet were to continue, our current products may need to be redesigned in order to efficiently process a significantly higher volume of transactions, particularly if each transaction becomes more complex through the use of demographic targeting and other advanced features. If we fail to successfully and quickly adapt to changing technologies and customer requirements, our business, results of operations or financial condition could be materially and adversely affected.

    OUR DEVELOPMENT EFFORTS FACE THE FURTHER CHALLENGE OF MAINTAINING COMPATIBILITY WITH THIRD-PARTY HARDWARE AND SOFTWARE. Our products are designed to operate on a variety of hardware and software platforms employed by our customers in their individual networks. We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by operating systems vendors, particularly Microsoft and Sun, by vendors of relational database software, particularly Oracle and Microsoft, and browser vendors, particularly Netscape and Microsoft, could materially and adversely affect our business, results of operations and financial condition. Please also see the section of this Report entitled "Item 1: Business--Technology."

IF OUR TRANSACTIONAL SERVICES REVENUES GROW, WE MAY EXPERIENCE ADDITIONAL
  REVENUE FLUCTUATIONS.

    To date, the vast majority of our revenues has been from software licenses and related support and upgrades, and has not been directly linked to the volume of advertisements delivered by our customers. However, as we increasingly focus on offering transaction-based services, our revenues may become more dependent on the volume of transactions executed by our customers. In contrast to revenues from existing software licenses and upgrades and support arrangements which are reasonably predictable over the term of the customer contract, transactional services revenues are inherently less predictable and may contribute to the variability of our overall revenues and other operating results. For example, we believe that advertising sales in traditional media, such as television and radio, are generally lower in the first calendar quarter of each year and are subject to other cyclical variations. We believe that our transactional services revenues will be affected by similar seasonal and cyclical fluctuations as the online advertising market matures.

WE HAVE TO EFFECTIVELY MANAGE OUR GROWTH.

    We have recently experienced a period of rapid growth and expansion that has placed and continues to place a significant strain upon our management, systems and resources. We have grown from ten employees as of December 31, 1995 to 125 employees as of December 31, 1998 and currently plan to further expand our staff both domestically and internationally. In particular, we plan to expand our sales and marketing and customer support organizations both domestically and internationally. Our ability to compete effectively and manage future growth, if any, will require us to continue to implement and improve operational, financial and management information systems on a timely basis and to attract, hire, train efficiently and effectively and retain additional technical, managerial, finance, sales and marketing and support personnel. Any failure to implement and improve our operational, financial and management systems or to attract, hire, train or retain employees could have a material and adverse effect on our business, results of operations or financial condition. Please see the section below entitled "Our success depends on certain key employees" for descriptions of risks relating to our employees and the sections of this report entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1: Business--Employees" for a description of our growth.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND PLANS FOR
  EXPANSION.

    WE HAVE A LIMITED OPERATING HISTORY IN OUR INTERNATIONAL MARKETS. We have only limited experience in marketing, selling and distributing our products and services internationally. Through our three subsidiaries, NetGravity Europe Limited, NetGravity Asia Pacific K.K. and NetGravity (Hong Kong) Limited, we recently began operations in a number of markets in Europe and Asia Pacific. International revenues comprised approximately 28% of our total revenues in 1998 and are expected to comprise a significant portion of our total revenues in 1999.

    THERE ARE CERTAIN RISKS AND CHALLENGES INHERENT IN DOING BUSINESS IN INTERNATIONAL MARKETS. Such risks include:

    - difficulties in collecting accounts receivable and longer collection periods;

    - changing and conflicting regulatory requirements;

    - potentially adverse tax consequences;

    - tariffs and general export restrictions, including export controls relating to encryption technology;

    - difficulties in staffing and managing foreign operations;

    - political instability;

    - fluctuations in currency exchange rates as evidenced by the ongoing Asia Pacific financial crisis;

    - the uncertain impact of the introduction of the Euro;

    - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

    - the impact of local economic conditions and practices.

    INTERNATIONAL MARKETS FOR ONLINE INTERACTIVE MARKETING ARE IN THEIR VERY EARLY STAGES OF DEVELOPMENT. International markets for online advertising and direct marketing are in earlier stages of development than in the United States, and we cannot assure you that the market for, and use of online advertising and direct marketing in international markets will be significant in the future. Factors that may further account for slower growth in the online advertising and direct marketing markets in Europe and Asia include:

    - slower growth in the number of individuals using the Internet internationally;

    - privacy concerns;

    - a lower rate of advertising spending internationally than in the United States; and

    - a greater reluctance internationally to use the Internet for advertising and direct marketing.

    WE NEED TO DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS AND TO EXPAND OUR INTERNATIONAL PRESENCE. We believe that having localized versions of our products may become an important competitive factor for international sales in the future. We also believe that our international sales may be limited in the future if we do not increase our physical presence abroad, including hiring additional personnel for local service and support. In addition, before we can efficiently deliver transactional services to international customers, we must establish local hosting centers from which to deliver these services. The development of localized versions of our products and the expansion of our international presence will likely require significant resources.

    Any of the above factors could have a material and adverse affect on our international sales and operations, which, in turn, could adversely affect our overall business, operating results and financial condition.

OUR SUCCESS DEPENDS ON CERTAIN KEY EMPLOYEES.

    Our future performance will depend largely on the efforts and abilities of our key technical, customer support, sales and managerial personnel and on our ability to retain them. We have in the past experienced difficulty in hiring qualified technical, customer support, sales and managerial personnel. Our success will depend on our ability to attract and retain such personnel in the future. In particular, we are currently seeking to hire a senior executive to expand the operational expertise of our management team. Although we have engaged an executive search firm to assist us, we cannot assure you that we will be able to successfully hire and retain such an executive. In addition, the loss of any of our current executive officers could materially and adversely affect our business, financial condition and operating results.

WE MAY ACQUIRE OTHER COMPANIES' PRODUCT LINES, TECHNOLOGIES OR BUSINESSES.

    As part of our growth strategy, we may in the future attempt to purchase other companies' product lines, technologies or businesses. In connection with any such acquisitions, we may pay cash, issue stock, incur debt or be required to amortize expenses related to goodwill and other intangible assets. For example, in September 1998 we paid $2 million to MatchLogic for rights to use certain of MatchLogic's proprietary consumer profile databases for limited purposes. We accounted for this transaction as a purchase of an intangible asset, which is being amortized over its expected useful life of three years. In addition, acquisitions of companies and businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition were to occur, our business, results of operations, financial condition and the trading price of our common stock may be materially and adversely affected due to the factors described above.

WE RELY ON THIRD-PARTY SOFTWARE AND CONSUMER PROFILE DATA.

    WE RELY ON SOFTWARE LICENSED FROM THIRD PARTIES, including database access technology and other tools from Rogue Wave. We intend to increase our use of licensed third-party software in future releases of our solutions. We cannot assure you that we will be able to continue to license this technology on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed and integrated. These delays could have a material and adverse effect on our business, results of operations or financial condition. For more information concerning the way our products work with third-party technology, see the section of this Report entitled "Item 1: Business--Product and Service Development."

    WE ARE DEPENDENT ON THIRD PARTY DATA SOURCES FOR OUR GLOBAL PROFILE
SERVICE. Our Global Profile Service is a service we offer our customers that allows them to more narrowly target their online interactive marketing by using anonymous geographic data. We plan to expand this service to cover other demographic and behavioral data. We license the underlying databases of anonymous consumer profiles from third party sources, including Excite/MatchLogic and HNC/Aptex. The performance of our Global Profile Service, as measured by improved response rates to advertisements, promotions or other offers is, in large part, dependent on the scope, accuracy and timeliness of the profile data contained in these third party databases. These factors are largely outside of our control. Although our contracts with MatchLogic and Aptex provide for access to their databases through September 2001, if, for whatever reason, we were no longer able to purchase access to these databases or equivalent databases on commercially reasonable terms, or if the quality and scope of the available data was not sufficient for effective targeting, we may have to discontinue our Global Profile Service. In addition to the resulting loss of direct revenue from the Global Profile Service, existing or potential customers may view the unavailability or impaired functionality of the Global Profile Service as a competitive disadvantage and may choose not to use AdServer in favor of a solution offering superior targeting capabilities. For these reasons, any unavailability or degradation of our Global Profile Service could have a material and adverse effect on our business, results of operations or financial condition.

WE MAY NEED TO EXPAND OUR USE OF RESELLERS.

    We have historically sold our products and services primarily through our field sales and telesales organization, but our future success may depend in part upon our ability to increase sales of our solutions through Web hosting organizations and Internet systems integrators (collectively, "Resellers"). We cannot assure you that we will be able to attract and retain Resellers. If we are able to attract Resellers, our gross margins may narrow due to discounts we would give to our Resellers. In addition, if any of our Resellers were to provide inadequate support and services to our customers, our revenues could decrease and our reputation could be damaged. Our inability to attract or adequately manage Resellers could materially and adversely affect our business, results of operations and financial condition. Please see "Item 1:
Business--Marketing Alliances" for a more detailed description of our Reseller and other third-party relationships.

OUR SUCCESS DEPENDS ON THE WIDESPREAD ACCEPTANCE AND USE OF THE INTERNET.

    Because we are in the business of providing online interactive marketing solutions, our success is directly tied to the widespread acceptance and continued use of the Internet. However, the Internet may not be accepted as a viable commercial medium for a number of reasons, including the potentially inadequate development of the Internet's infrastructure. Even if the Internet gains widespread acceptance and continued use, such acceptance and use may decrease rapidly if, in the future, the Internet's infrastructure cannot support the demands that users place upon it, or if significant governmental regulation is imposed on the Internet. If use of the Internet does not grow as expected, our business, results of operations and financial condition would be materially and adversely affected. Also, if the Internet's current infrastructure or the technical standards and protocols that support such infrastructure change or are replaced by new technical standards and protocols, we may need to incur substantial costs to adapt our current solutions.

WE DEPEND ON COOKIE TECHNOLOGY FOR AD TARGETING.

    Our software, including our Global Profile Service software, uses "cookies" to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to a particular Internet user. Cookies are small files of information about an Internet user's movement through the Internet that are stored on the hard drive of the user's computer. The cookie information is passed to the Web site through the Internet user's browser software. Cookies are often placed on the user's hard drive without the user's knowledge or consent, although users can often disable the cookie functions of their Internet browser software.

    Some Internet commentators and advocates and some governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies. These have led to legal and technical limitations on the use of cookies. For example, the European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and use of certain information regarding Internet users. Also, Germany has imposed its own laws limiting the use of cookies and other countries may also place similar limitations.

    If legal or technological restrictions impose any significant reduction or limitation on the use or effectiveness of cookies, we would likely have to switch to other technology that allows the gathering of information for ad targeting. This could require significant reengineering time and resources, might not be done in time to avoid negative consequences to our business, results of operations or financial condition, and might not be possible at all.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS AND TO LEGAL UNCERTAINTIES.

    CURRENT AND FUTURE LAWS MAY AFFECT ONLINE BUSINESSES. Due to concerns arising from the increasing popularity and use of the Web, a number of laws and regulations have been and may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Further, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might attempt to concurrently and inconsistently regulate the transmissions of our customers or levy sales or other taxes relating to our activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Any of the foregoing developments could have a material and adverse effect on our business, results of operations or financial condition.

    CERTAIN ISP AND OSP ACCESS FEES HAVE BEEN PROPOSED AND MAY BE
IMPOSED. Because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure, many areas with high Web use have begun to experience interruptions in phone service. Certain local telephone carriers have petitioned governmental bodies to regulate Internet service providers ("ISPs") and online service providers ("OSPs") in a manner similar to long distance telephone carriers and to impose access fees on ISPs and OSPs. If any of these petitions or the relief sought therein is granted, the costs of communicating on the Web could increase substantially, potentially negatively affecting the growth in use of the Web which could in turn decrease the demand for our products and services.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR CUSTOMERS' INFORMATION.

    We have included basic security features in certain of our products and services that are intended to protect the privacy and integrity of data collected from our customers. However, in our AdServer product, passwords for certain operations are not encrypted and therefore are susceptible to hacker interception, break-ins and disruption. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of our customers. If such computer break-ins or other disruptions were to happen to our current products or to any of our future products, we might be subject to lawsuits by the affected customers, harm to our reputation among our current and potential customers, and significant expenditures of our capital and other resources.

WE FACE THE RISKS OF PRODUCT DEFECTS AND PRODUCT LIABILITY CLAIMS.

    OUR BUSINESS WILL BE HARMED IF OUR SOFTWARE CONTAINS SIGNIFICANT
BUGS. Software products as complex as ours frequently contain errors, defects or performance problems (commonly called "bugs"), especially when they are first introduced or when new versions or enhancements are released. Although we test our products extensively prior to introduction, in the past our products have contained software errors that were not discovered until after commercial introduction. For example, AdServer 3.0, although functional when released, had a number of software errors that affected the product's performance, reliability and compatibility with certain operating environments. We had to devote significant customer support resources to address these errors. We cannot assure you that our testing (which includes customer beta testing) will detect all serious defects, errors and performance problems prior to commercial release of our future software products. Any future software defects, errors or performance problems discovered after commercial release could result in the diversion of scarce resources away from customer service and product development, lost revenues or delays in customer acceptance of our products and damage to our reputation, which, in each case, could have a material and adverse effect on our business, results of operations or financial condition. Our customers and potential customers may be particularly sensitive to any such defects, errors or performance problems given that a failure of a Web site's advertising management and delivery system often immediately and directly results in lost or reduced advertising revenue during such failure.

    IF OUR PRODUCTS MALFUNCTION OR SUFFER FROM DESIGN DEFECTS, WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS. Although our license agreements with our customers typically contain provisions designed to limit our exposure to liabilities arising from product liability claims, we cannot assure you that these provisions will be enforceable under existing or future international, federal, state or local laws and judicial decisions. We have not experienced any product liability claims to date, but we may be subject to such claims in the future. A product liability claim brought against us could have a material and adverse effect on our business, results of operations or financial condition.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS IN OUR PRODUCTS.

    See "Item 1: Business--Intellectual Property and Other Proprietary Rights."

OUR PRODUCTS MAY INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

    From time to time we have been, and expect to continue to be, subject to claims of alleged infringement of the copyrights, trade secrets and other intellectual property rights of third parties by us. In addition, other parties may assert invalidity claims (or claims for indemnification resulting from infringement claims) against us. Any such assertions or prosecutions might materially and adversely affect our business, results of operations or financial condition. Although such claims have not resulted in litigation or had a material and adverse effect on our business, results of operations or financial condition, such claims could subject us to significant liability for damages and could result in invalidation of our proprietary rights and be time-consuming and expensive to defend, and result in the diversion of management time and attention. If any such claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot assure you, however, that under such circumstances, a license would be available on reasonable terms or at all.

WE FACE YEAR 2000 RISKS.

    We are aware that many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. We are currently assessing the impact of this issue, commonly referred to as the "Year 2000" issue, on our business and operations. We cannot assure you that we will be able to identify and accurately evaluate all Year 2000 issues that we face.

    In September 1998, we released version 3.5 of our AdServer product which included enhancements designed to correctly accept and process 21st century dates and, as a result, we now believe that the current versions of our AdServer family of software products are Year 2000 compliant. However, given the complexity of software systems such as AdServer and the need for them to interoperate with other systems, we cannot assure you that our products will not experience Year 2000 problems in the future. Any such Year 2000 issues could result in:

    - a decrease in sales of our products;

    - deferral of revenue recognition on contracts in which we have warranted (or may in the future warrant) compliance with Year 2000 requirements;

    - an increase in the allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedicated resources; or

    - an increase in litigation costs relating to losses suffered by our customers due to Year 2000 problems.

    In addition, we have determined that certain of our software IT systems are not currently Year 2000 compliant. We believe that our software IT systems will become compliant through updates and upgrades purchased in the ordinary course of business for reasons unrelated to Year 2000.

    As we review our non-IT systems, we may identify situations that present material Year 2000 risks or that will require substantial time and material expense to address. In addition, if our customers or our potential customers are required to expend significant resources to address their Year 2000 issues (or if they fail to appropriately address such Year 2000 issues), our business, results of operation and financial condition could be adversely affected due to resulting changes in purchasing patterns.

    Our Year 2000 compliance efforts related to AdServer consumed significant software engineering resources that would otherwise have been devoted to product development efforts. To the extent that significant additional software engineering resources are required to address other Year 2000 issues that may be discovered, our product development efforts may be significantly hampered which, in turn, could have a material and adverse effect on our business, financial condition and results of operations. For more information, please see the section of this report entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

OUR CORPORATE GOVERNANCE STRUCTURE MAY DELAY OR PREVENT OUR ACQUISITION BY
  ANOTHER COMPANY.

    Our certificate of incorporation and by-laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects. These anti-takeover effects could delay or prevent a takeover attempt that you or our other stockholders might consider in your or their best interests.

    In addition, our board of directors is authorized to issue, without obtaining stockholder approval, up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares without any further stockholder action. The existence of this "blank-check" preferred stock could make more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise.

    In the future, we may adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. Certain of these measures may be adopted without any further vote or action by the stockholders.

WE MAY REQUIRE ADDITIONAL FINANCING.

    We believe that our cash reserves and cash flows from operations will be adequate to fund our operations for at least the next 12 months. Nevertheless, we may need to raise more money within the next 12 months or thereafter. Our capital requirements depend on many factors, including, but not limited to:

    - the rate at which we develop and introduce our products and services;

    - the market acceptance and competitive position of our products and services;

    - the level of promotion and advertising required to market our products and services and attain a competitive position in the marketplace; and

    - the response of competitors to our products and services.

    If we were to require additional funding, such additional funding might not be available on terms favorable to our stockholders or us or in sufficient amounts. If additional funds are raised through the issuance of common stock, such stock might be offered at a price lower than the fair market value of our common stock at the time of the sale and would therefore reduce the value of the common stock of our then current stockholders. Even if the value of our common stock does not decrease, the percentage ownership of the then current stockholders of the company will be reduced by the issuance of the new stock.

CERTAIN CURRENT STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK.

    As of February 5, 1999, our officers and directors and their affiliated entities together beneficially owned approximately 36.8% of our outstanding common stock. As a result, these stockholders may, as a practical matter, be able to control all matters requiring stockholder approval and, thereby, our management and affairs. Matters that typically require stockholder approval include:

    - election of directors;

    - merger or consolidation; and

    - sale of all or substantially all of our assets.

    This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

OUR STOCK PRICE IS VOLATILE.

    The market price of our common stock is highly volatile and may be subject to significant fluctuations in response to actual or anticipated variations in quarterly operating results and other factors, such as:

    - announcements of technological innovations;

    - sales of common stock following the expiration of legal or contractual transfer restrictions;

    - new products or new contracts by us or our competitors;

    - conditions and trends in the software and other technology industries;

    - adoption of new accounting standards affecting the software industry;

    - changes in earning estimates or recommendations by securities analysts;
      and

    - general market conditions.

    From the time of our initial public offering through March 24, 1999, the closing price of our common stock reported on the Nasdaq National Market has ranged from $6 7/8 to $32 15/16. In addition, the stock market in general, and the market for technology-related stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. We cannot assure you that the market price for our common stock will not decline below the price of the common stock we are offering in this report. Please see the section of this report entitled "Item 5: Market for the Registrant's Common Equity and Related Stockholder Matters--Price Range of Common Stock and Dividend Policy" for additional information about our stock price.

    In the past, following periods of volatility in the market price of a particular company's stock, class action litigation has often been brought against that company. We cannot assure you that we will not be the target of such litigation in the future.

ITEM 2. PROPERTIES

    The Company is headquartered in San Mateo, California where it leases approximately 26,500 square feet pursuant to a term lease that expires in October 2005. The Company's principal product development operations are located in the space in San Mateo. In addition, the Company maintains a regional office in New York, New York where it leases approximately 3,000 square feet of office space pursuant to a lease that expires in 2003. The Company also leases space in London, Tokyo and Hong Kong to support its international operations. The Company believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, and their ages as of February 5, 1999, are as follows:

NAME                     AGE                        POSITION
-----------------------  ---   --------------------------------------------------
John W. Danner.........   31   Chairman of the Board and Chief Executive Officer
Stephen E. Recht.......   47   Chief Financial Officer and Secretary
Susan Atherton.........   42   Vice President of Worldwide Sales
Michael W. Davies......   37   Vice President of Services and Support
John K. Donnelly.......   31   Vice President of North American Sales
Rick E. D. Jackson        38
  IV...................        Vice President of Marketing
Douglas S. Kaplan......   32   Vice President and General Manager of Asia Pacific
Martin G. Lane-Smith...   51   Vice President of Engineering
Jitendra Valera........   41   Vice President and General Manager of Europe
Larry C. Wear..........   33   Vice President of Global Services

    JOHN W. DANNER co-founded the Company in 1995, served as its President from inception until April 1998 and has served as Chief Executive Officer and as a Director since inception. In April 1998, Mr. Danner was elected Chairman of the Board. From November 1993 to January 1995, Mr. Danner was a technical lead/ architect for Silicon Graphics, Inc. ("Silicon Graphics"), where he architected the set-top and server side of a component of Silicon Graphics' interactive television system. From June 1990 to November 1993, Mr. Danner was a development manager at Oracle Corporation, where he oversaw product development for Oracle Book, a multimedia browser. Since January 1998, Mr. Danner has served on the Board of Directors of the Internet Advertising Bureau, an online advertising advocacy group and standards-setting body for online content publishers. Mr. Danner holds B.S.E.E. and M.S.E.E. degrees from Stanford University.

    STEPHEN E. RECHT has served as the Chief Financial Officer and Secretary of the Company since 1996. From 1995 to 1996, Mr. Recht was the Chief Financial Officer of AuraVision Corporation, a fabless, multimedia semiconductor company, where Mr. Recht was responsible for all financial operations, investor relations, contract administration, human resources and facilities. From 1992 to 1995, Mr. Recht was the Vice President, Finance and Administration and the Chief Financial Officer of

ViewStar Corporation, a client/ server, business process automation software company, where Mr. Recht directed all financial operations and investor relations. Mr. Recht holds a B.A. degree in Economics from Stanford University and an M.B.A. degree from the Wharton School at the University of Pennsylvania.

    SUSAN ATHERTON has served as the Company's Vice President of Worldwide Sales since October 1998. From April 1998 to October 1998, Ms. Atherton served as the Company's Vice President of Sales. From 1996 to 1998, Ms. Atherton was the Vice President, Worldwide Sales, of DataMind Corporation, a developer of data mining client/server and Web-enhanced products, where Ms. Atherton managed the company's direct and indirect channels sales organization worldwide and helped develop key strategic relationships with several technology companies. From 1995 to 1996, Ms. Atherton was the Vice President, Worldwide Sales, of Red Pepper Software, a supply chain management software developer, where Ms. Atherton managed the company's direct and indirect channels sales organization worldwide. From 1993 to 1995, Ms. Atherton was the Area Vice President of Ross Systems, Inc., a provider of supply chain management solutions and client/server business software for enterprise resource planning, where Ms. Atherton helped manage the company's Western U.S. sales force. Ms. Atherton holds a B.S. degree in Economics from the University of California, Riverside.

    MICHAEL W. DAVIES has served as the Company's Vice President of Services and Support since October 1998. From December 1997 to October 1998, Mr. Davies served as the Company's Director of Professional Services. Before joining the Company, Mr. Davies was the Director of Professional Services of Walker Interactive Systems ("Walker"), a provider of enterprise-wide business and accounting solutions, where he worked for eight years developing many areas within Walker including consulting, education, sales, customer support and marketing and managing Walker's Asia Pacific professional services practice. Mr. Davies holds a B.S. degree in Computer Information Systems from the University of Nevada.

    JOHN K. DONNELLY has served as the Company's Vice President of North American Sales since October 1998. From April 1997 until October 1998 Mr. Donnelly was the Company's Director of Sales. From January 1997 to April 1997, Mr. Donnelly was the Company's East Regional Sales Manager. From May 1996 to January 1997, Mr. Donnelly served as a field sales manager for the Company's Northeast North America region. From October 1991 to May 1996, Mr. Donnelly handled major account sales for Parametric Technology Corporation, a company that develops, markets and supports integrated product development and information management software. Mr. Donnelly holds B.A. degrees in Communication and History from Boston College.

    RICK E. D. JACKSON IV has served as the Company's Vice President of Marketing since 1997. From 1996 to 1997, Mr. Jackson was the Vice President, Marketing for mFactory, Inc., an advanced multimedia authoring tool company, where Mr. Jackson assembled and led a team of professionals responsible for all aspects of product and corporate marketing. From 1994 to 1996, Mr. Jackson was the Director of Product Marketing for Taligent, Inc. ("Taligent"), a software company, where Mr. Jackson managed the marketing organization responsible for various Taligent products. From 1990 to 1994, Mr. Jackson was the Director of Product Marketing for NeXT Computer, Inc., a desktop computer and software manufacturer, where Mr. Jackson assembled, managed and led the company's product marketing team. Mr. Jackson holds a B.S. degree in Computer Science from California State University, Northridge.

    DOUGLAS S. KAPLAN has served as the Company's Vice President and General Manager of Asia Pacific since 1997. From 1995 to 1997, Mr. Kaplan was the Vice President of Nikkei BP BizTech Inc. ("Nikkei"), a Japanese business and technology publisher, which Mr. Kaplan founded. At Nikkei, Mr. Kaplan defined the company's business plan and developed Nikkei as a consulting and research company. From 1990 to 1995, Mr. Kaplan was a Representative Director and a co-founder of CMP Japan, the Japanese subsidiary of CMP Media, Inc., a technology publisher. At CMP Japan,

Mr. Kaplan developed the company's business plan and implemented the business of consulting with U.S. technology companies interested in conducting business in Japan. Mr. Kaplan holds a B.A. degree in Asian Studies and Economics from the University of California, Berkeley.

    MARTIN G. LANE-SMITH has served as the Company's Vice President of Engineering since 1997. From 1991 to 1997, Mr. Lane-Smith was the Vice President, Engineering of Edify Corporation, a provider of software solutions for interactive online services, where Mr. Lane-Smith was responsible for all aspects of product development, product support and the management of the company's engineering team. Mr. Lane-Smith holds a B.A. degree and an M.A. degree, each in Natural Sciences (Math and Physics), from the University of Cambridge.

    JITENDRA VALERA has served as the Company's Vice President and General Manager of Europe since 1997 and has been an employee of the Company since May 1998. From 1996 to May 1998, Mr. Valera was an employee of Protege Software (Holdings) Limited, a consulting firm providing management services to NetGravity Europe Limited. From 1994 to 1997, Mr. Valera was the Managing Director of Applix (UK) Ltd., the United Kingdom subsidiary of Applix Inc., a producer and marketer of enterprise software, where Mr. Valera was responsible for management of the company. From 1989 to 1993, Mr. Valera held various positions with Data Logic Ltd. ("Data Logic"), a computer services company, including, most recently, Director of Sales, Professional Services Division (International Territory) and Director, International Sales and Marketing, Professional Services Division. Among Mr. Valera's responsibilities at Data Logic was establishing sales groups and strategies. Mr. Valera holds a Business Studies degree from Havering Technical College and an HND degree in Business Studies from Hatfield Polytechnic.

    LARRY C. WEAR has served as the Company's Vice President of Global Services since October 1998. From the Company's inception until October 1998, Mr. Wear served as the Company's Vice President of Support and Service. From 1994 to 1995, Mr. Wear was the Director of Customer Support for Mercury Interactive Corporation, an automated client/server testing software company, where Mr. Wear was responsible for all customer support, training, consulting and pre-sales engineering in North America. From 1992 to 1993, Mr. Wear was the Vice President of Software Development for XALT Software Corporation, a producer of personal and group productivity tools, where he oversaw the design, development, testing, porting and release of a suite of products. Mr. Wear holds a B.S.E.E. degree from the University of California, Davis, and an M.S.E.E. degree from Stanford University.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    a)  PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's common stock has traded publicly on the Nasdaq National Market since June 12, 1998 under the symbol "NETG." The Company's initial public offering price was $9.00 per share. The following table sets forth for the periods indicated the high and low closing prices of the common stock. Prior to the Company's initial public offering, there was no established public trading market for the common stock.

                                                                HIGH          LOW
                                                             ----------    ----------
1998
  Second Quarter (Beginning June 12, 1998)..................  14 1/8         9 3/4
  Third Quarter.............................................  27             7 3/4
  Fourth Quarter............................................  26             6 7/8

1999
  First Quarter (Through March 24, 1999)....................  32 15/16      15 7/16

    On December 31, 1998 the closing price of the common stock on the Nasdaq National Market was $16 3/4 per share. On March 24, 1998, the closing price of the common stock on the Nasdaq National Market was $28 1/4 per share. As of December 31, 1998, there were approximately 191 holders of record (not including beneficial holders of stock held in street name) of the common stock.

    The Company has never paid cash dividends on its capital stock. The Company currently expects to retain its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's debt facilities contain restrictive covenants that limit its ability to pay cash dividends or make stock repurchases without the prior written consent of the lender.

    b) Pursuant to a Registration Statement on Form S-1 (File No. 333-51007) filed with and declared effective by the Commission on June 11, 1998, the Company offered an aggregate of 3,250,000 shares of its Common Stock for an aggregate offering price of $29.3 million and certain selling stockholders offered an aggregate of 200,000 shares of the Company's Common Stock for aggregate offering price of $1.8 million. The offering pursuant to the Form S-1 (such offering, the "IPO") commenced on or about June 11, 1998, terminated in July 1998 and all offered shares have been sold. The managing underwriters of the IPO were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities and FAC/Equities. Net of underwriters' discounts and commissions of 7% of the offering price, the Company and the selling stockholders received proceeds of $27.2 million and $1.7 million, respectively, from the IPO. In addition to underwriters' discounts and commissions, the Company reasonably estimates that it incurred approximately $1.3 in additional expenses related to the IPO, leaving it with approximately $25.9 million in net proceeds.

    Since June 11, 1998, the Company has used, from the net proceeds of the IPO, approximately (i) $2.3 million to fund certain capital expenditures, (ii) $12.7 million to fund operating expenses related to entering new markets, increasing research and development spending, expanding sales and marketing operations, developing new distribution channels, improving its operational and financial systems and broadening its customer support capabilities and (iii) $938,000 to repay certain indebtedness. In addition, the Company used net proceeds from the IPO to make a $2.0 million payment to MatchLogic pursuant to an agreement between the Company and MatchLogic related to the use of certain of MatchLogic's proprietary consumer profile databases. The use of proceeds from IPO does not represent a material change in the use of proceeds described in the final prospectus related to the IPO. Pending other uses, the Company has invested most of the remaining net proceeds in investment grade, short-term interest bearing securities.

    None of the payments described in this Item 5(b) constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below for each of the years in the three-year period ended December 31, 1998, and as of December 31, 1997 and 1998, are derived from the consolidated financial statements of NetGravity, Inc. and its subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, and are included elsewhere in this Report. The consolidated statement of operations data for the period from September 5, 1995 (inception) through December 31, 1995, and the consolidated balance sheet data as of December 31, 1995 and 1996 are derived from audited consolidated financial statements of the Company that are not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. Historical results are not necessarily indicative of the results to be expected in the future.

                  CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 PERIOD FROM
                                                              SEPTEMBER 5, 1995       YEAR ENDED DECEMBER 31,
                                                               (INCEPTION) TO    ---------------------------------
                                                              DECEMBER 31, 1995    1996        1997        1998
                                                              -----------------  ---------  ----------  ----------
Revenues:
    Software licenses.......................................      $      --      $   1,262  $    2,901  $    4,115
    Software upgrades.......................................             --            107       1,123       2,394
    Consulting and support..................................             --            570       2,334       4,637
    Transactional services..................................             --             --          --         411
                                                                     ------      ---------  ----------  ----------
    Total revenues..........................................             --          1,939       6,358      11,557
                                                                     ------      ---------  ----------  ----------

Cost of revenues:
    Cost of software licenses...............................             --             --          76          63
    Cost of consulting and support..........................             --            702       2,496       4,521
    Cost of transactional services..........................             --             --          --         644
                                                                     ------      ---------  ----------  ----------
    Total cost of revenues..................................             --            702       2,572       5,228
                                                                     ------      ---------  ----------  ----------
    Gross Profit............................................             --          1,237       3,786       6,329

Operating costs and expenses
    Research and development................................             39          1,764       3,033       4,639
    Selling and marketing...................................             21          2,839       6,073      10,351
    General and administrative..............................            131          1,315       1,552       3,172
                                                                     ------      ---------  ----------  ----------
    Total operating costs and expenses......................            191          5,918      10,658      18,162
                                                                     ------      ---------  ----------  ----------
    Income/ (loss) from operations..........................           (191)        (4,681)     (6,872)    (11,833)

Other income/ (expense), net................................             (4)            54         (10)        540
                                                                     ------      ---------  ----------  ----------
    Net income/(loss).......................................           (195)        (4,627)     (6,882)    (11,293)
                                                                     ------      ---------  ----------  ----------
                                                                     ------      ---------  ----------  ----------
    Basic and diluted net income/ (loss) per share..........      $   (0.19)     $   (2.19) $    (2.46) $    (1.28)

Shares used in per share calculation (1)....................          1,006          2,111       2,799       8,823
                                                                     ------      ---------  ----------  ----------

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                          1995       1996        1997        1998
                                                                        ---------  ---------  ----------  ----------
Consolidated Balance Sheet Data:
    Working capital (deficit).........................................  $     (69) $    (221) $    2,222  $   17,705
    Total assets......................................................        486      3,159       9,887      33,420
    Notes payable, less current portion...............................         --        682         727       1,109
    Accumulated deficit...............................................       (195)    (4,822)    (11,704)    (22,997)
    Total stockholders' equity (deficit)..............................        (12)      (164)      2,851      22,128

------------------------

(1) See Note 1 of Notes to Consolidated Financial Statements in Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO THE FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "ITEM 1: BUSINESS--FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    NetGravity, Inc. is a leading provider of online interactive marketing solutions. The Company develops, markets and supports a broad range of high-end, mission-critical software and transaction-based services. Our solutions are designed to help the Company's customers increase their revenues by automating online interactive marketing and by improving response rates through better consumer targeting. The Company sells its solutions to each of the three constituents in the interactive marketing supply chain: e-commerce merchants (vendors of products and services); advertising agencies; and content publishers.

    From inception (September 5, 1995) to December 31, 1995, the Company was in the development stage, and its activities primarily related to raising capital, recruiting personnel, conducting research and development activities, purchasing operating assets and building the NetGravity brand. From January 1996 through December 31, 1998, the Company began shipping products, built a consulting and support organization, continued investing in research and development, built domestic and international sales organizations, established its AdCenter service bureau, expanded its marketing activities and developed its operational and financial infrastructure.

    To date, the Company has generated its revenues primarily from the license and related upgrade of, consulting for and support of its AdServer family of software products. In March 1996, the Company initially released and made generally available AdServer 1.0. Subsequently, the Company has had two major releases of its AdServer products: AdServer 2.0 in October 1996 and AdServer 3.0 in June 1997. Revenues from software licenses in any given period are generally attributable to the sale of the most recent version of the Company's products, and the Company generally discontinues marketing older versions upon new version introductions. The Company believes that its current AdServer family of software products and software products in development, together with the related consulting and support services, will continue to account for a substantial majority of its revenues for the foreseeable future.

    In August 1998, the Company formally launched its transactional services business with the introduction of AdCenter for Publishers, an outsourced version of AdServer. In October 1998, the Company announced the Global Profile Service, which is a database of anonymous consumer profiles that the Company makes available to its customers for use in enhanced targeting. Revenues from AdCenter and Global Profile Service are included within the line-item "transactional services." To date, transactional services revenues have not been material.

    The Company records an account receivable and deferred revenue upon shipment and invoicing of a software license to a customer. The Company recognizes software license revenue upon completion of the product installation. The Company's management has generally determined that installation occurs at the point in time at which the customers begin "serving ads" by utilizing the Company's products. This methodology has been applied consistently for all software license revenue since the inception of the Company. A portion of the initial software product license fee is attributed to the customer's right to receive, at no additional charge, software upgrades released during the subsequent twelve months.

Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, which is generally one year. Revenue from consulting services are recognized as the services are performed. Customer support revenue is deferred and recognized ratably over the period covered by the customer support agreement, which is generally one year. Transactional services revenue is recognized as the services are rendered. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, which the Company adopted, effective January 1, 1998. Such adoption had no material effect on the Company's methods of recognizing revenue from its software licenses, software upgrades, and consulting and support activities. See Note 1 of Notes to Consolidated Financial Statements in Item 14.

    Pricing for AdServer products is based on the number of copies licensed to the customer, scaled to provide discounts based on the overall size of the system being licensed. Initial license sales include a one-year subscription entitling the licensee to free upgrades of major releases of the product. The software upgrade revenue is broken out separately for every license in accordance with SOP 97-2, based on vendor-specific objective evidence for the upgrade element, and the revenue allocated to the upgrade element is recognized over the agreement term. For subsequent years, customers may subscribe on an annual basis for the right to receive major product upgrades. The cost to subscribe to the upgrade program is based on a percentage of the list price of software the customer has licensed. Annual support contracts, which are generally purchased in conjunction with the licensing of a product, are sold separately from the initial license for a fee, which is also based on a percentage of the list price of the software. Support packages typically include non-major product releases, online support and telephone support. Consulting revenues consist of implementation services and training. Consulting is charged at a per diem rate or on a fixed fee basis for a package of services.

    AdCenter for Publishers pricing is based on the number of advertisements, promotions or other offers delivered. Pricing for the sales of the initial release of Global Profile Service (which currently includes only geographic targeting) is based on the expected annual volume of profiles to be delivered to the customer. The Company expects that pricing for future versions of Global Profile Service will be based on the actual number of profiles delivered to customers.

    The Company licenses and sells its products and services primarily through its direct sales force and telesales organizations and maintains sales and support organizations in North America, Europe and Asia Pacific. See Note 7 of Notes to Consolidated Financial Statements in Item 14. The Company does not currently sell its transactional services to international customers. Indirect sales channels, including resellers and Web hosting providers, also sell the Company's products. Indirect channels generally provide less revenue per license to the Company since the channel partner usually receives discounts. Through December 31, 1998, revenues through indirect channels were not material.

    The Company currently invoices its European customers in local currencies and its customers in Asia Pacific in U.S. currency. The Company expects to eventually invoice all of its international customers in local currencies. Although the Company pays certain of the expenses of its European and Asia Pacific operations in local currencies, the Company has not engaged in foreign currency hedging activities, and international revenues are currently subject to fluctuations in currency exchange rates. Historically, fluctuations in foreign currency exchange rates have not had a material effect on the Company's revenues or expenses. However, to the extent that international revenues increase as a percentage of total revenues in the future, exposure to foreign currency fluctuations may also increase.

    The Company's business has grown from inception through December 31, 1998, with total revenues of $1.9 million, $6.4 million and $11.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. However, the Company has experienced net losses over this entire period, and as of December 31, 1998 had an accumulated deficit of $23.0 million. The Company's loss from operations and net loss were each $6.9 million for the year ended December 31, 1997 and $11.8 million and $11.3 million, respectively, for the year ended December 31, 1998. Loss from operations exceeded total revenues in each of these periods. These losses resulted from significant costs incurred in the development, marketing and support of the Company's products and services. During this period, the number of Company employees increased from 10 at December 31, 1995 to 125 at December 31, 1998. The Company currently expects to expand its sales and marketing operations, to continue international expansion, to increase its investment in product development, to further expand its transactional services infrastructure and offerings, to further expand its consulting and support organizations and to improve its internal operating and financial infrastructure in support of the Company's business plan, all of which will increase operating expenses. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future. In particular, as a result of recent and pending significant expenditures to expand the Company's transactional services, such losses are anticipated to increase significantly during the first half of 1999.

    The Company has recorded deferred stock compensation of $1.8 million for the year ended December 31, 1997 and $1.4 million for the year ended December 31, 1998 as a result of stock options granted during 1997 and 1998. Amortization of deferred stock compensation of approximately $115,000 was recognized in 1997, $1.4 million was recognized in 1998 and approximately $965,000 is expected to be recognized in 1999. Amortization of deferred stock compensation is allocated to costs of consulting and support and to all operating expense lines identified on the statement of operations. Deferred stock compensation is amortized over the vesting period of the options, generally four years. As a result, amortization of deferred stock compensation will adversely impact the Company's operating results for the next four years.

    The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks and difficulties. In addition, although NetGravity has experienced significant revenue growth recently, there can be no assurance that the Company will increase or even sustain its current level of revenues or that the Company will achieve profitability in the future. See "Item 1: Business--Factors Affecting Our Business, Operating Results and Financial Condition--We have a limited operating history," "--We have incurred substantial losses and anticipate continued losses," "--Our future operating results are uncertain and are likely to fluctuate significantly" and "--We have to effectively manage our growth."

RESULTS OF OPERATIONS

    The following table sets forth consolidated statement of operations data for the periods indicated as a percentage of total revenue:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------
                                                                                    1996          1997          1998
                                                                                  ---------     ---------     ---------
Revenues:
  Software licenses.............................................................       65.1%         45.6%         35.6%
  Software upgrades.............................................................        5.5          17.7          20.7
  Consulting and support........................................................       29.4          36.7          40.1
  Transactional services........................................................         --            --           3.6
                                                                                  ---------     ---------     ---------
    Total revenues..............................................................      100.0         100.0         100.0
                                                                                  ---------     ---------     ---------
Cost of revenues (1):
  Cost of software licenses (2).................................................         --           1.2           0.5
  Cost of consulting and support (3)............................................       36.2          39.3          39.1
  Cost of transactional services (4)............................................         --            --           5.6
                                                                                  ---------     ---------     ---------
    Total cost of revenues......................................................       36.2          40.5          45.2
                                                                                  ---------     ---------     ---------
    Gross margin................................................................       63.8          59.5          54.8
Operating costs and expenses:
  Research and development......................................................       91.0          47.7          40.1
  Selling and marketing.........................................................      146.4          95.5          89.6
  General and administrative....................................................       67.8          24.4          27.4
                                                                                  ---------     ---------     ---------
    Total operating costs and expenses..........................................      305.2         167.6         157.2
                                                                                  ---------     ---------     ---------
    Loss from operations........................................................     (241.4)       (108.1)       (102.4)
Other income (expenses), net....................................................        2.8          (0.2)          4.7
                                                                                  ---------     ---------     ---------
    Net loss....................................................................     (238.6)%      (108.2)%       (97.7)%
                                                                                  ---------     ---------     ---------
                                                                                  ---------     ---------     ---------

------------------------------

 (1) There are no material costs of revenues associated with software upgrades.

 (2) As a percentage of software license revenues, cost of software licenses was 0.0%, 2.6% and 1.5% in the years ended December 31, 1996, 1997, 1998, respectively.

 (3) As a percentage of consulting and support revenues, cost of consulting and support was 123.2%, 106.9% and 97.5% in the years ended December 31, 1996, 1997, 1998, respectively.

 (4) As a percentage of transactional services revenues, cost of transactional services was 0.0%, 0.0% and 156.7% in the years ended December 31, 1996, 1997, 1998, respectively.

REVENUES

    The Company's total revenues grew 228% from 1996 to 1997 and 82% from 1997 to 1998. Total revenues for 1996, 1997 and 1998 were $1.9 million, $6.4 million and $11.6 million, respectively. In general, NetGravity has experienced revenue growth in all of its revenue sources as a result of an increased number of software licenses, increased average deal sizes and the introduction of new services. International revenues, primarily comprised of exported AdServer products and related services, as a percentage of total revenues were 0% in 1996, 8% in 1997 and 28% in 1998. Growth in international revenues in all periods was attributable to expanded sales and marketing efforts overseas and the opening of a European regional office in April 1997 and a regional office in the Asia Pacific region in April 1998. The Company does not currently sell its transactional services to international services. In North America, revenues grew 215% from 1996 to 1997 and 35% from 1997 to 1998. No customer, domestic or international, accounted for more than 10% of total revenues in the years ended 1996, 1997 or 1998. The approximate number of NetGravity's AdServer customers was 70, 190 and 295 at December 31, 1996, 1997 and 1998, respectively. In addition, at December 31, 1998 the Company had 39 AdCenter for Publishers customers and seven of its customers had purchased Global Profile Services.

    SOFTWARE LICENSES. Software licenses revenues for 1996, 1997 and 1998 were $1.3 million, $2.9 million and $4.1 million, or 65.1%, 45.6%, and 35.6% of total revenues, respectively. Software licenses revenues increased in absolute dollars but decreased as a percentage of total revenues in all periods. The increase in absolute dollars was primarily attributable to an increased number of software licenses sold, the introduction of new versions of AdServer and an increase in average deal sizes. The decrease in each period as a percentage of total revenues was primarily a result of increased demand for consulting services, the increased number of customers participating in software upgrade and support plans and the revenues associated with the introduction of transactional services in North America in the second quarter of 1998. Because software upgrades revenues and consulting and support revenues are, to a large extent, a function of software licenses revenues, the Company's future operating results will be substantially dependent on growth of software licenses revenues, and the failure to increase software licenses revenues would likely have a material adverse effect on the Company's business, results of operations and financial condition.

    SOFTWARE UPGRADES. Software upgrades revenues for 1996, 1997 and 1998 were $107,000, $1.1 million and $2.4 million, or 5.5%, 17.7% and 20.7% of total revenues, respectively. The increase in each period was a result of software upgrades being provided to a larger installed customer base, which more than offset a reduction in the software upgrades pricing from 45% to 25% of the list price of the related software license made in the last half of 1997, and a further reduction to 20% of the list price of the related software license made in the second quarter of 1998.

    CONSULTING AND SUPPORT. Consulting and support revenues include revenues related to the Company's consulting, support and training services. Consulting and support revenues for 1996, 1997 and 1998 were $572,000, $2.3 million and $4.6 million, or 29.4%, 36.7% and 40.1% of total revenues, respectively. The increase in each period was primarily a result of the increased demand for consulting services, increased offerings in consulting and education, expansion into Europe and Asia, the larger installed customer base and the election of customers to renew their support program. Consulting and training services contributed $251,000, $1.2 million and $2.2 million in 1996, 1997 and 1998, respectively.

    TRANSACTIONAL SERVICES. The Company's transactional services were introduced in 1998 with the formal release of AdCenter for Publishers during the third quarter of 1998 and Global Profile Services in the fourth quarter of 1998. Transactional services revenues were $411,000 in 1998, or 3.6% of total revenues.

COST OF REVENUES

    Gross margins decreased from 63.8% in 1996 to 59.5% in 1997 and to 54.8% in 1998, primarily as a result of the increase in consulting and support revenues as a percentage of total revenues and the increased staffing levels in consulting and support and, in 1998, the transactional services organization. The impact of these factors was offset in part by the increase in software upgrades as a percentage of revenues, as the costs of software upgrade revenues is not material.

    COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties paid to third parties for licensed technology. Cost of software licenses for 1996, 1997 and 1998 was $0, $76,000 and $63,000, respectively. As a percentage of software licenses revenues, cost of software licenses was 0.0%, 2.6% and 1.5% in 1996, 1997 and 1998, respectively. The Company expects cost of software licenses to increase in future periods due to costs of additional technology licensed for future products.

    COST OF CONSULTING AND SUPPORT. Cost of consulting and support consists primarily of personnel-related costs incurred in providing consulting, support and training to customers. The cost of consulting and support for 1996, 1997 and 1998 was $702,000, $2.5 million and $4.5 million, respectively. The increase in each period was primarily due to an increase in personnel and related overhead, as the

Company increased staff to meet customer demand, and increased outside services and travel costs associated with the increased volume of service provided by the consulting and support organizations. Personnel and related overhead accounted for $511,000, $2.0 million and $3.6 million of cost of consulting and support in 1996, 1997 and 1998, respectively. Outside services accounted for $105,000, $226,000 and $455,000 of cost of consulting and support in 1996, 1997 and 1998, respectively. Travel costs accounted for $86,000, $300,000 and $291,000 of cost of consulting and support in 1996, 1997 and 1998, respectively. The Company expects that the cost of consulting and support will continue to increase in absolute dollar amounts in future periods as the Company continues to hire additional consulting, training and customer support personnel. Cost of consulting and support as a percentage of consulting and support revenues decreased from 123.2% in 1996 to 106.9% in 1997 and to 97.5% in 1998, primarily due to better utilization of consulting and support personnel associated with an increased customer base.

    COST OF TRANSACTIONAL SERVICES. The cost of transactional services consists primarily of the personnel and related expenses, the hosting and bandwidth costs and the amortization of intangibles associated with the AdCenter and Global Profile Services offerings. The cost of transactional services in 1998 was $644,000. There were no costs of transactional services prior to 1998. In 1998, personnel and related expenses represented $128,000, hosting and bandwidth costs represented $251,000 and the amortization of intangible assets represented $222,000. The Company expects the cost of transactional services to continue to increase in absolute dollars in future periods as the Company continues to hire additional personnel and to serve increased volumes through its service bureau. Cost of transactional services as a percentage of transactional services revenues was 156.7% in 1998.

    Gross margins may be impacted by the mix of products sold by the Company, the mix of software licenses revenues, software upgrades revenues, consulting and support revenues and transactional services revenues, the mix of international and North American revenues, the mix of distribution channels used by the Company, and the level of royalty payments, amortization charges and other costs related to the acquisition of technology or other intangible assets. The Company typically realizes higher gross margins on software upgrades revenues than on software licenses revenues, substantially higher gross margins on software licenses revenues than on consulting and support revenues, and higher gross margins on direct sales than on indirect sales. Shifts in the mix of revenues towards lower margin revenues or a greater percentage of sales through indirect channels would adversely impact the Company's overall gross margin and could materially adversely impact the Company's operating results. For example, when consulting and support revenues increased as a percentage of total revenues from 36.7% for 1997 to 40.1% for 1998, overall gross margins fell from 59.5% to 54.8%, in part due to this shift in the mix of revenues. There can be no assurance that such adverse fluctuations in the mix of revenue or costs of revenues will not recur in the future. Moreover, the Company expects that increases in costs of transactional services will materially and adversely impact overall gross margins for the foreseeable future.

OPERATING COSTS AND EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation and consulting expenses and depreciation expense on related equipment. To date, the Company has not capitalized any such development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 because the Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility; all research and development costs have been expensed as incurred. Research and development expenses of $3.0 million in 1997 represented a 67% increase from the $1.8 million in expenses in 1996. Research and development expenses of $4.6 million in 1998 represented a 53% increase from the $3.0 million in expenses in 1997. The increase in absolute dollars in all periods was primarily due to increased personnel and related overhead and, to a lesser extent, outside services associated with enhancements of existing products and development of new products. Personnel and related overhead accounted for $1.6 million, $2.7 million and $3.9 million of research and development expenses in 1996, 1997 and 1998, respectively. Outside services accounted for $62,000, $240,000 and $345,000 of research and development expenses in 1996, 1997 and 1998, respectively. Research and development costs decreased as a percentage of total revenues from 91.0% and 47.7% in 1996 and 1997, respectively, to 40.1% in 1998. The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects research and development expenses to increase in absolute dollars in future periods.

    SELLING AND MARKETING. Selling and marketing expenses consist primarily of salaries, commissions, travel expenses, advertising expenses, trade show expenses, seminars and costs of marketing materials. Selling and marketing expenses of $6.1 million in 1997 represented a 114% increase from the $2.8 million in expenses in 1996. Selling and marketing expenses of $6.1 million in 1997 represented a 70% increase from $10.4 million in 1998. The increase in absolute dollars in each period was due primarily to the increase in compensation paid to sales and marketing personnel (including commissions) and related overhead, and increased travel costs associated with the Company's direct selling efforts. Compensation paid to selling and marketing personnel and related overhead accounted for $1.6 million, $4.1 million and $7.0 million of selling and marketing expenses in 1996, 1997 and 1998, respectively. Travel costs accounted for $189,000, $761,000 and $1.3 million of selling and marketing expenses in 1996, 1997 and 1998, respectively. The balance of selling and marketing expenses during all periods consisted primarily of costs of development and implementation of the Company's marketing campaign (including general brand promotion) and did not vary significantly between comparable periods. Selling and marketing expenses as a percentage of total revenues were 146.4%, 95.5% and 89.6% in 1996, 1997 and 1998, respectively. The Company expects selling and marketing expenses to increase in absolute dollars in future periods as the Company hires additional personnel, promotes AdCenter for Publishers, Global Profile Service and other new products, expands into new markets and continues to promote the NetGravity brand.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for the Company's executive, administrative, finance and human resources personnel, support services and professional services fees. General and administrative expenses increased from $1.3 million in 1996 to $1.6 million in 1997 and to $3.2 million in 1998. The increase in absolute dollars in each period was primarily a result of increased personnel and related overhead necessary to support the Company's increased scale of operations, including the additional costs associated with the requirements of becoming a publicly traded company in June 1998. Personnel and related overhead accounted for $624,000, $1.1 million and $1.8 million of general and administrative expenses in 1996, 1997 and 1998, respectively. General and administrative expenses increased as a percentage of total revenues from 24.4% in 1997 to 27.4% in 1998. The increase as a percentage of total revenues was primarily a result of the increased staffing and costs related to the Company's expanded operation, and the requirements of being a public company. General and administrative expenses decreased as a percentage of total revenues from 67.8% in 1996 to 24.4% in 1997. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its management and staff, incurs additional costs related to expansion of its operation and continues to incur the additional costs associated with being a publicly traded company.

    OTHER INCOME (EXPENSE). The increase in other income (expense) from net expense of $10,000 in 1997 to net income of $540,000 in 1998 was primarily due to the interest earned on the net proceeds from the Company's initial public offering in June 1998.

    INCOME TAXES. Deferred taxes are recognized as a result of temporary differences that arise between the tax basis of assets and liabilities and the related financial statement carrying amounts, as measured using the tax rates that are expected to be in effect when the temporary differences reverse.

During 1996, 1997 and 1998, the Company generated pre-tax losses of $4.7 million, $6.9 million and $11.3 million, respectively. The Company has approximately $9.3 million in deferred tax assets; however, it has not recognized any associated income tax benefit because the deferred tax assets are fully reserved due to uncertainties regarding the realization of the assets, given the lack of earnings history for the Company. See Note 4 to Consolidated Financial Statements.

    At December 31, 1998, the Company had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $15.9 million. In addition, the Company had U.S. federal and state research and development credit carryforwards of approximately $318,000 and $272,000, respectively, available to offset future tax liabilities. The Company's U.S. federal net operating loss and research and development credit carryforwards expire in the years 2010 through 2018, if not utilized. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. The Company had such an ownership change, as defined, in March 1997. Accordingly, $6.0 million of each of the Company's U.S. federal and state net operating loss carryforwards are each limited in their annual usage to approximately $700,000 per year. The Company has not yet determined whether any ownership change, as defined, has occurred since 1997.

    As of December 31, 1998, NetGravity Europe Limited and NetGravity Asia Pacific K.K. had net operating loss carryforwards of approximately $2.7 million and $900,000 in the United Kingdom and Japan, respectively. The United Kingdom net operating loss carryforward can be carried forward indefinitely. The Japan net operating loss will expire in the year 2003, if not utilized.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date primarily through the private placement of preferred stock and its initial public offering. Prior to the Company's initial public offering, private placements provided net proceeds totaling $17.4 million. In June 1998, the Company sold 3,000,000 shares of its common stock in its initial public offering, generating net proceeds of $23.8 million. In July 1998, the Company sold an additional 250,000 shares of its common stock and generated an additional $2.1 million of net proceeds in connection with the exercise of the over-allotment option granted to the underwriters of the Company's initial public offering. At December 31, 1998, the Company had $20.8 million in cash and cash equivalents and short-term investments, which represents an increase of $15.2 million as compared to $5.6 million at December 31, 1997. The Company currently has no significant capital commitments other than obligations under operating leases.

    At December 31, 1998, the Company had a revolving credit facility with a bank in the amount of $4.0 million which bears interest at the prime rate (7.75% as of December 31, 1998) and which matures in May 1999. Borrowings are limited to the lesser of $4.0 million or 80% of the net amount of eligible accounts receivable and are secured by the Company's assets. The credit facility has a sub-facility for up to $1.5 million in non-revolving line of credit for purchases of equipment all outstanding amounts are to be converted in May 1999 to a fully amortized 60 month term loan at prime, with principal and interest payable monthly. As of December 31, 1998, borrowings under this credit facility were $1.0 million, all of which were under the equipment sub-facility. See Note 3 of Notes to Consolidated Financial Statements.

    As of December 31, 1997, the Company had a revolving credit facility with a bank in the amount of $1.0 million which bore interest at the prime rate (8.50% as of December 31, 1997) plus 0.75%, which matured in May 1998. Borrowings were limited to the lesser of $1.0 million or 70% of the net amount of eligible accounts receivable and were secured by the Company's accounts receivable. As of December 31, 1997 and December 31, 1998, borrowings under this credit facility were $655,000 and $0, respectively. As of December 31, 1997, the Company had an equipment line of credit with the same bank that provided up to $1.0 million, bears interest at the prime rate, and expires in June 2000. The line of credit is secured by the Company's fixed assets. As of December 31, 1997 and 1998, $584,000 and $350,000, respectively, had been advanced under this agreement with the principal amount due in 30 monthly installments of $19,467 beginning December 31, 1997. The Company also has a second equipment line of credit with the same bank that provides up to $1.2 million, bears interest at the prime rate, and expires in June 2000. The line of credit is secured by the Company's fixed assets. As of December 31, 1997 and December 31, 1998, $628,000 and $377,000, respectively, had been advanced under this agreement with the principal amount due in 30 monthly installments of $20,933 beginning December 31, 1997. See Note 3 of Notes to Consolidated Financial Statements in Item 14.

    Net cash used in operating activities was $3.3 million, $5.1 million, and $8.5 million in 1996, 1997 and 1998, respectively. In each period, cash used by operating activities was primarily a result of a net loss and, in 1998, due to increases in accounts receivable resulting from the significant increase in revenue.

    Net cash used in investing activities was $854,000, $1.2 million and $15.9 million in 1996, 1997 and 1998, respectively. In 1998, cash used in investing activities was primarily for the acquisition of property and equipment, $2.3 million for the acquisition of other assets, and the purchase of $10.6 million of short-term investments.

    Cash provided by financing activities was $4.7 million, $10.9 million, and $29.0 million in 1996, 1997 and 1998, respectively. The primary source of cash provided by financing activities was proceeds from the issuance of stock and, to a lesser extent, borrowings.

    The Company's deferred revenue balance includes deferred software licenses revenues and revenues attributable to uncompleted consulting engagements, as well as the unamortized portion of the revenues from software upgrades and support contracts. The Company records an account receivable and deferred revenue upon shipment and invoicing of a software license to a customer. The Company's accounts receivable balance is relatively large in comparison to quarterly and annual revenues because the Company generally recognizes revenue from the licensing of software later than shipment and invoicing. Further, the Company's deferred revenue balance or changes therein may not be indicative of the Company's backlog or changes in the ordering patterns of customers.

    Although the Company has no other material commitments other than its facilities leases (see Note 6 of Notes to Consolidated Financial Statements in
Item 14), management anticipates that it will experience an increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. The Company expects that capital expenditures for 1999 will be at least $3.0 million. In particular, the Company anticipates incurring capital expenditures in connection with its expansion of its transactional services offerings. The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future related to entering new markets for the Company's products and services, increasing research and development spending, increasing its sales and marketing operations, developing new distribution channels, improving its operational and financial systems and broadening its customer support capabilities. Such operating expenses will be a material use of the Company's cash resources.

    The Company believes that its available cash resources and amounts available under its commercial credit facilities will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Item 2: Business--Factors Affecting Our Business, Operating Results and Financial Condition" and elsewhere herein.

    The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition and operating results.

    RECENTLY PROPOSED PUBLIC OFFERING. On March 2, 1999, NetGravity filed a Registration Statement on Form S-1 (File No. 333-73203) with the Securities and Exchange Commission relating to the proposed public offering of 2,738,440 shares of the Company's Common Stock by the Company, 861,560 shares of the Company's Common Stock by certain stockholders of the Company and up to an additional 540,000 shares of the Company's Common Stock by the Company to cover over-allotments, if any. The Company will not receive any proceeds from the sale of Common Stock by the selling stockholders. The Company cannot assure you that the proposed offering will be completed. If the offering is completed, the Company expects to use the net proceeds therefrom for working capital and other general corporate purposes.

YEAR 2000 COMPLIANCE

    The Company is aware that many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. NetGravity is currently assessing the impact this issue, commonly referred to as the "Year 2000" issue, on its business and operations. The Company has formed an ad-hoc Year 2000 project team to identify and address Year 2000 issues, including potential issues with the significant non-IT systems in its buildings, plant, equipment and other infrastructure. The Year 2000 project team has reviewed the Company's products, is continuing to review the Company's IT systems and has recently begun reviewing the Company's non-IT systems. NetGravity has not identified any significant non-compliance issues with its products that have not already been corrected. The Company expects that its review of its IT and non-IT systems will be completed by June 30, 1999. In addition to its internal reviews, the Company is discussing with its significant suppliers and service providers their plans to investigate and address their Year 2000 issues. The Company cannot assure you that it will be able to identify and accurately evaluate all Year 2000 issues that it faces.

    In September 1998, NetGravity released version 3.5 of its AdServer product which included enhancements designed to correctly accept and process 21st century dates and, as a result, the Company now believes that the current versions of its AdServer family of software products are Year 2000 compliant. However, given the complexity of software systems such as AdServer and the need for them to interoperate with other systems, the Company cannot assure you that its products will not experience Year 2000 problems in the future. Any such Year 2000 issues could result in:

    - a decrease in sales of the the Company's products;

    - deferral of revenue recognition on contracts in which the Company has warranted (or may in the future warrant) compliance with Year 2000 requirements;

    - an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedicated resources; or

    - an increase in litigation costs relating to losses suffered by the Company's customers due to Year 2000 problems.

    In addition, NetGravity has determined that certain of its software IT systems are not currently Year 2000 compliant. The Company believes that its software IT systems will become compliant through updates and upgrades purchased in the ordinary course of business for reasons unrelated to Year 2000. However, the Company cannot assure you that the incremental costs of such IT software will not materially exceed its preliminary estimates. Higher incremental costs of upgrading or replacing its IT software could have a material and adverse effect on the Company's business, results of operations and financial condition.

    As the Company reviews its non-IT systems, it may identify situations that present material Year 2000 risks or that will require substantial time and material expense to address. In addition, if its customers or its potential customers are required to expend significant resources to address their Year 2000 issues (or if they fail to appropriately address such Year 2000 issues), the Company's business, results of operation and financial condition could be adversely affected due to resulting changes in purchasing patterns. Furthermore, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services, such delays or interruptions could have a material and adverse effect on the Company's business, results of operations and financial condition. Although the Year 2000 project team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material and adverse effect on the Company's business, financial condition or results of operations.

    The Company does not separately account for Year 2000 related expenses but estimates that the expenses it has incurred to date to address Year 2000 issues have not been material and, although it has not completed its full assessment of its Year 2000 readiness, it does not expect to incur material expenses in connection with any required future remediation efforts. However, the Company's Year 2000 compliance efforts related to AdServer consumed significant software engineering resources that would otherwise have been devoted to product development efforts. To the extent that significant additional software engineering resources are required to address other Year 2000 issues that may be discovered, the Company's product development efforts may be significantly hampered which, in turn, could have a material and adverse effect on the Company's business, financial condition and results of operations.

    The Company's Year 2000 project team's activities will also include the development of contingency plans in the event that the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 project team will develop contingency plans in the event that any third parties that provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 project team expects to conclude the development of these contingency plans by June 30, 1999. Even if these plans are completed on time and put in place, it is possible that unresolved or undetected internal and external Year 2000 issues will have a material and adverse effect on the Company's business, financial condition and results of operations.

    The information set forth above and elsewhere in this Report relating to Year 2000 issues constitute "Year 2000 Readiness Disclosures," as such term is defined by the Year 2000 Information and Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271, 112 State. 2386).

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in the U.K. and Japan denominated in the respective local currency. However, as of December 31, 1998, the Company had no hedging contracts outstanding.

    The Company currently does not use financial instruments to hedge operating expenses in the U.K. or Japan denominated in the respective local currency. Instead, the Company believes that a natural partial hedge exists, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

    The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program. See "Item 1:
Business--Factors Affecting Our Business, Operating Results and Financial Condition--We face risks associated with our international operations and plans for expansion."

FIXED INCOME INVESTMENTS

    The Company's exposure to market risks for changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high credit quality issuers and, by policy, limits the amount of the credit exposure to any one issuer.

    The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.49%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required pursuant to this item are included in Part IV, Item 14 of this Report and are presented beginning on page 56.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Effective March 1997, the Company's Board of Directors engaged KPMG LLP ("KPMG") as the Company's principal accountants to audit the Company's financial statements. Prior to such engagement, KPMG and the Company discussed matters including the application of accounting principles and auditing standards. Such discussions occurred in the normal course of business, and KPMG's responses were not a condition to its engagement by the Company. Ernst & Young LLP ("Ernst & Young") served as the Company's independent auditors from the Company's inception until the Company's dismissal of Ernst & Young effective March 1997, which dismissal was approved by the Company's Board of Directors. Ernst & Young performed the first full fiscal year audit of the Company's financial statements for the then fiscal year ended March 31, 1996 (the "March 31, 1996 Audit"), which was the only audit of the Company performed by Ernst & Young. The report of Ernst & Young on the financial statements of the Company prepared in connection with the March 31, 1996 Audit did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, in connection with the March 31, 1996 Audit and during the subsequent interim period prior to the dismissal of Ernst & Young, there were no disagreements between Ernst & Young and the Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of such disagreements in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal 1-- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal 1-- Election of Directors" and "Compensation of Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

    The following consolidated financial statements, and the related notes thereto, of the Company and the Independent Auditors' Report are filed as a part of this Report:

                                                                                                         PAGE NUMBER
                                                                                                      -----------------
    Independent Auditors' Report....................................................................             56
    Consolidated Balance Sheets as of December 31, 1997 and 1998....................................             57
    Consolidated Statements of Operations for the Years ended December 31, 1996, 1997 and 1998......             58
    Consolidated Statements of Stockholders' Equity (Deficit) for the Years ended December 31, 1996,
    1997 and 1998...................................................................................             59
    Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1997 and 1998......             60
    Notes to Consolidated Financial Statements......................................................             61

  (2) FINANCIAL STATEMENT SCHEDULE.

    The following financial statement schedule of the Company for each of the years ended December 31, 1996, 1997 and 1998 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company:

                                                                                                         PAGE NUMBER
                                                                                                      -----------------
    Schedule II--Valuation and Qualifying Accounts--Allowance for Doubtful Accounts.................             73

    Schedules other than the schedule listed above have been omitted because they are either not required or not applicable, or the information is otherwise included.

  (3) EXHIBITS. See Item 14(c) below.

(b) REPORTS ON FORM 8-K. No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c) EXHIBITS. The exhibits listed in the Exhibit Index at page 75 of this Report are filed as part of, or incorporated by reference into, this Report.

(d)   FINANCIAL STATEMENT SCHEDULE. See Item 14(a) above.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NetGravity, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of NetGravity, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetGravity, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         /s/ KPMG LLP
                                         KPMG LLP

San Francisco, California
January 27, 1999

                       NETGRAVITY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   DECEMBER 31,
                                                                                               ---------------------
                                                                                                 1997        1998
                                                                                               ---------  ----------
                                           ASSETS
Current assets:
  Cash and cash equivalents..................................................................  $   5,637  $   10,236
  Short-term investments.....................................................................         --      10,563
  Accounts receivable, net of allowances of $223 and $202 at December 31, 1997 and 1998,
    respectively.............................................................................      2,739       6,311
  Prepaid expenses and other current assets..................................................        155         778
                                                                                               ---------  ----------
    Total current assets.....................................................................      8,531      27,888
Property and equipment, net..................................................................      1,356       3,473
Other assets, net............................................................................         --       2,059
                                                                                               ---------  ----------
                                                                                               $   9,887  $   33,420
                                                                                               ---------  ----------
                                                                                               ---------  ----------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable...........................................................  $   1,140  $      618
  Accounts payable...........................................................................        305         898
  Accrued liabilities........................................................................      1,344       2,867
  Deferred revenue...........................................................................      3,520       5,800
                                                                                               ---------  ----------
    Total current liabilities................................................................      6,309      10,183
Notes payable, less current portion..........................................................        727       1,109

Commitments

Stockholders' equity:
  Convertible preferred stock; $0.001 par value; 26,540,194 shares authorized; 11,149,788 shares issued and outstanding at December 31, 1997; 5,000,000 shares authorized; none
    issued and outstanding at December 31, 1998..............................................         11          --
  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,979,125 shares issued and outstanding at December 31, 1997; 50,000,000 shares authorized; 13,589,894 shares issued
    and outstanding at December 31, 1998.....................................................          4          14
  Additional paid-in capital.................................................................     16,209      46,817
  Deferred stock compensation................................................................     (1,669)     (1,706)
  Accumulated deficit........................................................................    (11,704)    (22,997)
                                                                                               ---------  ----------
    Total stockholders' equity...............................................................      2,851      22,128
                                                                                               ---------  ----------
                                                                                               $   9,887  $   33,420
                                                                                               ---------  ----------
                                                                                               ---------  ----------

          See accompanying notes to consolidated financial statements.

                       NETGRAVITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1996       1997        1998
                                                                                   ---------  ---------  ----------
Revenues:
  Software licenses..............................................................  $   1,262  $   2,901  $    4,115
  Software upgrades..............................................................        107      1,123       2,394
  Consulting and support.........................................................        570      2,334       4,637
  Transactional services.........................................................         --         --         411
                                                                                   ---------  ---------  ----------
    Total revenues...............................................................      1,939      6,358      11,557
                                                                                   ---------  ---------  ----------
Cost of revenues:
  Cost of software licenses......................................................         --         76          63
  Cost of consulting and support.................................................        702      2,496       4,521
  Cost of transactional services.................................................         --         --         644
                                                                                   ---------  ---------  ----------
    Total cost of revenues.......................................................        702      2,572       5,228
                                                                                   ---------  ---------  ----------
    Gross profit.................................................................      1,237      3,786       6,329
                                                                                   ---------  ---------  ----------
Operating costs and expenses:
  Research and development.......................................................      1,764      3,033       4,639
  Selling and marketing..........................................................      2,839      6,073      10,351
  General and administrative.....................................................      1,315      1,552       3,172
                                                                                   ---------  ---------  ----------
    Total operating costs and expenses...........................................      5,918     10,658      18,162
                                                                                   ---------  ---------  ----------
    Loss from operations.........................................................     (4,681)    (6,872)    (11,833)
Other income (expense), net......................................................         54        (10)        540
                                                                                   ---------  ---------  ----------
    Net loss.....................................................................  $  (4,627) $  (6,882) $  (11,293)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
Basic and diluted net loss per share.............................................  $   (2.19) $   (2.46) $    (1.28)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
Shares used in per share calculation.............................................      2,111      2,799       8,823
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

          See accompanying notes to consolidated financial statements.

                       NETGRAVITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                         PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                                      ----------------------  ----------------------    PAID-IN
                                                                       SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                                                      ---------  -----------  ---------  -----------  -----------
Balances as of December 31, 1995....................................         --          --       4,364           5          178
Issuance of common stock upon exercise of stock options.............         --          --         310      --               62
Repurchases of common stock.........................................         --          --        (439)         (1)         (27)
Compensation expense related to non-employee option grants..........         --          --          --          --            8
Issuance of Series A preferred stock, net of issuance costs of $15..      4,405           4          --          --        4,429
Net loss............................................................         --          --          --          --           --
                                                                      ---------         ---   ---------         ---   -----------
Balances as of December 31, 1996....................................      4,405           4       4,235           4        4,650
Issuance of common stock for cash...................................         --          --          17          --            4
Issuance of common stock upon exercise of stock options.............         --          --         301      --               67
Compensation expense related to non-employee option grants..........         --          --          --          --          120
Deferred compensation related to grants of stock options............         --          --          --          --        1,784
Amortization of deferred compensation...............................         --          --          --          --           --
Repurchases of common stock in connection with revaluation..........         --          --        (446)     --              (98)
Repurchases of common stock.........................................         --          --        (126)         --          (26)
Issuance of Series B preferred stock, net of issuance costs of $18..      4,308           4          --          --        4,277
Issuance of Series C preferred stock, net of issuance costs of
  $566..............................................................      2,437           3          --          --        5,431
Net loss............................................................         --          --          --          --           --
                                                                      ---------         ---   ---------         ---   -----------
Balances as of December 31, 1997....................................     11,150   $      11       3,979   $       4    $  16,209
Issuance of common stock upon exercise of stock options.............         --          --         204          --           73
Repurchases of common stock.........................................         --          --        (102)         --          (23)
Issuance of Series C preferred stock, net of issuance costs of $1...      1,451           2          --          --        3,247
Issuance of common stock upon exercise of warrants..................     --          --              28      --                7
Issuance of restricted common stock for cash........................     --          --              11      --                2
Conversion of Preferred Stock to Common.............................    (12,601)        (13)      6,220           7            6
Issuance of common stock in initial public offering.................         --          --       3,250           3       25,869
Deferred compensation related to grants of stock options............         --          --          --          --        1,427
Amortization of deferred stock compensation.........................         --          --          --          --           --
Net loss............................................................         --          --          --          --           --
                                                                      ---------         ---   ---------         ---   -----------
Balances as of December 31, 1998....................................         --          --      13,590   $      14    $  46,817
                                                                      ---------         ---   ---------         ---   -----------
                                                                      ---------         ---   ---------         ---   -----------

                                                                                                      TOTAL
                                                                        DEFERRED                   STOCKHOLDERS'
                                                                          STOCK      ACCUMULATED      EQUITY
                                                                      COMPENSATION     DEFICIT      (DEFICIT)
                                                                      -------------  ------------  ------------
Balances as of December 31, 1995....................................           --           (195)          (12)
Issuance of common stock upon exercise of stock options.............           --             --            62
Repurchases of common stock.........................................           --             --           (28)
Compensation expense related to non-employee option grants..........           --             --             8
Issuance of Series A preferred stock, net of issuance costs of $15..           --             --         4,433
Net loss............................................................           --         (4,627)       (4,627)
                                                                      -------------  ------------  ------------
Balances as of December 31, 1996....................................           --         (4,822)         (164)
Issuance of common stock for cash...................................           --             --             4
Issuance of common stock upon exercise of stock options.............           --             --            67
Compensation expense related to non-employee option grants..........           --             --           120
Deferred compensation related to grants of stock options............       (1,784)            --            --
Amortization of deferred compensation...............................          115             --           115
Repurchases of common stock in connection with revaluation..........           --             --           (98)
Repurchases of common stock.........................................           --             --           (26)
Issuance of Series B preferred stock, net of issuance costs of $18..           --             --         4,281
Issuance of Series C preferred stock, net of issuance costs of
  $566..............................................................           --             --         5,434
Net loss............................................................           --         (6,882)       (6,882)
                                                                      -------------  ------------  ------------
Balances as of December 31, 1997....................................    $  (1,669)    $  (11,704)   $    2,851
Issuance of common stock upon exercise of stock options.............           --             --            73
Repurchases of common stock.........................................           --             --           (23)
Issuance of Series C preferred stock, net of issuance costs of $1...           --             --         3,249
Issuance of common stock upon exercise of warrants..................       --             --                 7
Issuance of restricted common stock for cash........................       --             --                 2
Conversion of Preferred Stock to Common.............................           --             --            --
Issuance of common stock in initial public offering.................           --             --        25,872
Deferred compensation related to grants of stock options............       (1,427)            --            --
Amortization of deferred stock compensation.........................        1,390             --         1,390
Net loss............................................................           --        (11,293)      (11,293)
                                                                      -------------  ------------  ------------
Balances as of December 31, 1998....................................    $  (1,706)    $  (22,997)   $   22,128
                                                                      -------------  ------------  ------------
                                                                      -------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                       NETGRAVITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                              --------------------------------
                                                                                                1996       1997        1998
                                                                                              ---------  ---------  ----------
Cash flows from operating activities:
  Net loss..................................................................................  $  (4,627) $  (6,882) $  (11,293)
  Adjustments to reconcile net loss to net cash used in operating activities:...............
    Depreciation............................................................................        172        540         965
    Amortization of intangibles.............................................................         --         --         222
    Amortization of deferred stock compensation.............................................         --        115       1,390
    Compensation from grant of non-employee stock options...................................          8        120          --
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................................................     (1,218)    (1,521)     (3,572)
      Prepaid expenses and other assets.....................................................       (178)        27        (623)
      Accounts payable......................................................................        239         48         593
      Accrued liabilities...................................................................        635        678       1,523
      Deferred revenue......................................................................      1,718      1,802       2,280
                                                                                              ---------  ---------  ----------
        Net cash used in operating activities...............................................     (3,251)    (5,073)     (8,515)
                                                                                              ---------  ---------  ----------
Cash flows from investing activities:
  Capital expenditures......................................................................       (810)    (1,201)     (3,082)
  Purchases of short-term investments.......................................................     (2,705)    (2,466)    (10,563)
  Proceeds from maturities of short-term investments........................................      2,705      2,466          --
  Acquisition of intangibles................................................................         --         --      (2,000)
  Other assets..............................................................................        (44)        44        (281)
                                                                                              ---------  ---------  ----------
        Net cash used in investing activities...............................................       (854)    (1,157)    (15,926)
                                                                                              ---------  ---------  ----------
Cash flows from financing activities:
  Proceeds from notes payable...............................................................        683      1,185       1,000
  Repayment of notes payable................................................................       (450)        --      (1,140)
  Proceeds from issuance of preferred stock, net............................................      4,433      9,715       3,249
  Proceeds from issuance of common stock....................................................         62         71      25,954
  Repurchases of common stock...............................................................        (28)      (124)        (23)
                                                                                              ---------  ---------  ----------
        Net cash provided by financing activities...........................................      4,700     10,847      29,040
                                                                                              ---------  ---------  ----------
Net increase in cash and cash equivalents...................................................        595      4,617       4,599
Cash and cash equivalents at beginning of year..............................................        425      1,020       5,637
                                                                                              ---------  ---------  ----------
Cash and cash equivalents at end of year....................................................  $   1,020  $   5,637  $   10,236
                                                                                              ---------  ---------  ----------
                                                                                              ---------  ---------  ----------
Supplemental disclosures of cash flow information:
    Cash paid for interest..................................................................  $      18  $      91  $      118
                                                                                              ---------  ---------  ----------
                                                                                              ---------  ---------  ----------
Non-cash financing activities:
    Deferred compensation cost on employee stock option grants..............................  $      --  $   1,784  $    1,427
                                                                                              ---------  ---------  ----------
                                                                                              ---------  ---------  ----------

          See accompanying notes to consolidated financial statements.

                       NETGRAVITY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1997 and 1998

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    NetGravity, Inc. (the Company), a Delaware corporation, was incorporated in September 1995. The Company is a leading provider of interactive marketing solutions. The Company maintains its US headquarters in California. The Company incorporated a subsidiary in the UK in April 1997 for its European operations and incorporated subsidiaries in Japan in April 1998 and in Hong Kong in October 1998 for its Asia Pacific operations.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

    CASH AND CASH EQUIVALENTS

    Cash equivalents are highly liquid investments with remaining maturities of three months or less at the date of purchase.

    INVESTMENTS

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1998, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

    Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the consolidated statements of operations. There have been no such gains, losses or declines through December 31, 1998. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, estimated to be three years on a straight-line method.

    SOFTWARE DEVELOPMENT COSTS

    In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, development costs related to the software products are expensed as incurred

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) until the technological feasibility of the product has been established. Technological feasibility in the Company's circumstances occurs when a working model is completed. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility and, accordingly, no research and development costs have been capitalized to date.

    REVENUE RECOGNITION

    The Company records an account receivable and deferred revenue upon shipment and invoicing of a software license to a customer. The Company recognizes software license revenue upon completion of the product installation which the Company's management has generally determined to occur at the point in time at which customers begin "serving ads" utilizing the Company's software. A portion of the initial software license fee is attributed to the customer's right to receive, at no additional charge, software upgrades released during the subsequent twelve months. Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, generally one year. Revenue from consulting services are recognized as the services are performed. Customer-support revenue is deferred and recognized ratably over the period covered by the customer support agreement, generally one year.

    Revenue from transactional services is primarily comprised of fees from AdCenter advertising management outsourcing services, as well as fees from the Company's Global Profile Service, which licenses the use of data to customers. Fees derived from transactional services are recognized as the services are rendered.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2). Effective January 1, 1998, the Company adopted SOP 97-2. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to unspecified upgrades and updates and post contract customer support generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement do not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 97-2.

    In February 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 98-4, "DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2". The SOP defers the effective date for applying the provisions regarding vendor-specific objective evidence ("VSOE") of fair value until the AcSEC can reconsider what constitutes such VSOE. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 98-4.

    In December 1998, AcSEC issued SOP 98-9 "SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS", which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

    Advances on commissions are paid upon receipt of a firm sales order for an initial software license. These advances totaled $0 and $259,000 at December 31, 1997 and 1998, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Advances on commissions are expensed as selling and marketing expenses when the related deferred revenue is recognized.

    INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    CONCENTRATION OF CREDIT RISK

    Accounts receivable potentially subject the Company to concentrations of credit risk. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management's expectations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values of the Company's cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation arrangements using the intrinsic-value method pursuant to APB Opinion No. 25. As such, compensation expense is recorded on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Pursuant to SFAS No. 123, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

    COMPREHENSIVE LOSS

    NetGravity has no significant components of other comprehensive loss and, accordingly, the comprehensive loss is the same as net loss for all periods.

    ADVERTISING EXPENSE

    The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totalled approximately $783,000, $831,000 and $1,033,000 during the years ended December 31, 1996, 1997, and 1998, respectively.

    FOREIGN CURRENCY TRANSACTIONS

    The functional currency of the Company's UK, Japan and Hong Kong subsidiaries is the US dollar. Resulting foreign currency gains and losses are included in operating results and have not been significant in any period presented.

    PER SHARE INFORMATION

    Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock.

    Net loss per share for the year ended December 31, 1998 does not include the effect of approximately 1,989,545 stock options with a weighted average exercise price of $4.21 per share, or 463,468 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.22 per share, because their effects are anti-dilutive.

    Net loss per share for the year ended December 31, 1997 does not include the effect of approximately 11,150,000 (5,563,000 on an as-if converted basis) shares of convertible preferred stock outstanding, 1,312,399 stock options with a weighted average exercise price of $0.22 per share, 15,908 common stock warrants with a weighted average exercise price of $0.22 per share, or 1,171,546 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.22 per share, because their effects are anti-dilutive.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by July 1, 1999. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

(2) BALANCE SHEET COMPONENTS

    SHORT-TERM INVESTMENTS

    The following is a summary of short-term investments (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997       1998
                                                                         ---------  ---------
Cash equivalents:
  Money market funds...................................................  $   5,637  $  10,236
                                                                         ---------  ---------

Short-term investments:
  Corporate Bonds......................................................         --     10,563
                                                                         ---------  ---------
                                                                         $   5,637  $  20,799
                                                                         ---------  ---------
                                                                         ---------  ---------

    Through December 31, 1998, the difference between the fair value and the amortized cost of available-for-sale securities was not significant; therefore, no unrealized gains or losses have been recorded in stockholders' equity. As of December 31, 1998, the average portfolio duration and contractual maturity was less than three months.

    PURCHASE OF INTANGIBLE ASSETS

    In September 1998, the Company entered into an agreement with MatchLogic, Inc., a subsidiary of Excite, Inc. As part of this agreement, the Company paid MatchLogic $2 million for the limited, non-exclusive right to use certain of MatchLogic's proprietary consumer profile databases for certain purposes. This transaction has been accounted for as a purchase of an intangible asset. The cost of this intangible asset has been capitalized, is included in other assets on the Company's consolidated balance sheet, and is being amortized over a three-year period.

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(2) BALANCE SHEET COMPONENTS (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following as of December 31, 1997 and 1998 (in thousands):

                                                                              1997       1998
                                                                            ---------  ---------
Computer equipment and software...........................................  $   1,837  $   3,228
Furniture and fixtures....................................................        236        423
Leasehold improvements....................................................         --      1,343
                                                                            ---------  ---------
                                                                                2,073      4,994
Accumulated depreciation..................................................       (717)    (1,521)
                                                                            ---------  ---------
  Property and equipment, net.............................................  $   1,356  $   3,473
                                                                            ---------  ---------
                                                                            ---------  ---------

(3) NOTES PAYABLE

    The Company had a revolving credit facility with a bank in the amount of $1.0 million which bore interest at the prime rate (8.50% as of December 31, 1997) plus 0.75%, and expired in May 1998. Borrowings were limited to the lesser of $1.0 million or 70% of the net amount of eligible accounts receivable and were secured by the Company's accounts receivable. As of December 31, 1997 and December 31, 1998, borrowings under this credit facility were $655,000 and $0, respectively.

    The Company has an equipment line of credit with a bank that provides up to $1.0 million, bears interest at the prime rate (7.75% as of December 31, 1998), and expires in June 2000. The line of credit is secured by the Company's fixed assets. As of December 31, 1997 and 1998, $584,000 and $350,000, respectively, were outstanding under this agreement with the principal amount due in 30 monthly installments of $19,467 beginning December 31, 1997.

    The Company also has a second equipment line of credit with the same bank that provides up to $1.2 million, bears interest at the prime rate, and expires in June 2000. The line of credit is secured by the Company's fixed assets. As of December 31, 1997 and 1998, $628,000 and $377,000, respectively, were outstanding under this agreement with the principal amount due in 30 monthly installments of $20,933 beginning December 31, 1997.

    In September 1998, the Company secured a revolving credit facility with a bank in the amount of $4.0 million, which bears interest at the prime rate and expires in May 1999. Borrowings are limited to the lesser of $4.0 million or 80% of the net amount of eligible accounts receivable, and are secured by the Company's assets. The credit facility has a non-revolving sub-facility for up to $1.5 million for purchases of equipment, bears interest at the prime rate, and expires in December 2004. The line of credit is secured by the Company's accounts receivable. As of December 31, 1998, $1.0 million was outstanding under this agreement with the principal and interest due in 60 monthly installments beginning in May 1999.

    As of December 31, 1998, the Company was in compliance with the financial covenants on all of the aforementioned credit facilities. The terms of the aforementioned credit facilities include financial covenants related to certain financial ratios and tangible asset requirements.

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(3) NOTES PAYABLE (CONTINUED)
    The aggregate principal payments on long-term debt for each of the years in the five-year period subsequent to December 31, 1998 are as follows: 1999, $618,000; 2000, $442,000; 2001, $200,000; 2002, $200,000; 2003, $200,000;
Thereafter $67,000.

(4) INCOME TAXES

    The domestic and foreign components of loss before income taxes are as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1996       1997        1998
                                                               ---------  ---------  ----------
Domestic.....................................................  $  (4,627) $  (6,244) $   (8,586)
Foreign......................................................         --       (638)     (2,707)
                                                               ---------  ---------  ----------
    Loss before income taxes.................................  $  (4,627) $  (6,882) $  (11,293)
                                                               ---------  ---------  ----------
                                                               ---------  ---------  ----------

    The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34% is due to net operating losses not being benefited.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 1997 and 1998 are presented below (in thousands):

                                                                           YEAR ENDED DECEMBER
                                                                                   31,
                                                                           --------------------
                                                                             1997       1998
                                                                           ---------  ---------
Deferred tax assets:
Various accruals and reserves not deductible for tax purposes............  $     229  $     340
Property and equipment...................................................        134        264
Capitalized start-up expenditures........................................         89         51
Net operating loss carryforward..........................................      4,446      8,079
Research and development credit carryforward.............................        265        590
                                                                           ---------  ---------
    Total deferred tax assets............................................      5,163      9,324
Valuation allowance......................................................     (5,163)    (9,324)
                                                                           ---------  ---------
    Net deferred tax assets..............................................  $      --  $      --
                                                                           ---------  ---------
                                                                           ---------  ---------

    As of December 31, 1998, NetGravity Europe Limited and NetGravity Asia Pacific K.K. had net operating loss carryforwards of approximately $2,700,000 and $900,000 in the UK and Japan, respectively. The UK net operating loss can be carried forward indefinitely. The Japan net operating loss will expire in the year 2003, if not utilized.

    As of December 31, 1998, the Company has a net operating loss carryforward for U.S. federal and state income tax purposes of approximately $15.9 million. In addition, the Company had U.S. federal and state research and development credit carryforwards of approximately $318,000 and $272,000, respectively. The Company's U.S. federal net operating loss and research and development credit carryforwards will expire in the years 2010 through 2018, if not utilized. The Company's state net

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(4) INCOME TAXES (CONTINUED)
operating loss carryforwards will expire in the year 2003. The state research and development credit can be carried forward indefinitely.

    U.S. federal and state tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code. The Company had such an ownership change, as defined, in March 1997. Accordingly, $6.0 million of each of the Company's U.S. federal and state net operating loss carryforwards are each limited in their annual usage to approximately $700,000 per year. The Company has not yet determined whether any ownership change, as defined, has occurred since 1997.

(5) STOCKHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING

    In July 1998, the Company completed its initial public offering (IPO) in which it sold 3,250,000 shares and raised approximately $25.9 million in proceeds, net of offering costs of approximately $1.3 million. In connection with the IPO, all outstanding shares of preferred stock automatically converted into approximately 6,220,000 shares of common stock.

    STOCK SPLIT

    The Company's Board of Directors approved a 1-for-2.2 reverse split of the Company's common stock (approved by the stockholders effective as of May 8, 1998) which was effected at the effectiveness of the IPO. All common share amounts in the accompanying consolidated financial statements have been adjusted retroactively.

    COMMON STOCK

    In connection with the Board of Directors' revaluation of the Company's fair value in March 1997, the Company repurchased and retired approximately 446,000 shares of common stock previously held by two of the Company's founders, at an average purchase price of $0.22 per share. Additionally, the Company adjusted the conversion price of Series A convertible preferred stock to $1.78 per share of common stock; previously the conversion price was $2.22 per share of common stock. Approximately 494,340 additional shares of common stock (after giving effect to the 1-for-2.2 reverse stock split) were in-substance issuable to the holders of Series A convertible preferred stock due to the reduction in the conversion price. The fair value of the assumed in-substance dividend on reported basic and diluted net loss per share for fiscal 1997 was not significant.

    Common stock issued to certain individuals is subject to repurchase at the option of the Company, at the original issuance price, in the event an individual ceases to be employed by the Company. Such shares are subject to repurchase on a pro rata basis over a four-year period from the date of issuance. As of December 31, 1996, 1997 and 1998, there were approximately 1,688,000, 628,000 and 218,000 shares, respectively, subject to repurchase, at a weighted average price of $0.07 per share. During 1996, 1997 and 1998, approximately 439,000, 126,000 and 102,000 shares, respectively, were repurchased.

    The Company's Board of Directors adopted the 1998 Stock Plan (the "1998 Plan") on April 23, 1998 (approved by the stockholders effective as of May 8,
1998). The 1998 Plan provides for the grant

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(5) STOCKHOLDERS' EQUITY (CONTINUED)
of incentive and nonstatutory stock options and stock purchase rights to employees, directors and consultants. A total of 2,000,000 shares of common stock, plus annual increases equal to the lesser of (i) 1,000,000 shares, (ii) 5% of the outstanding shares, or (iii) a lesser amount determined by the Board of Directors, were reserved for issuance pursuant to the 1998 Plan.

    The Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") on April 23, 1998 (approved by the stockholders effective as of May 8, 1998). A total of 200,000 shares of common stock were reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of (i) 750,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

    The Company's Board of Directors also adopted the 1998 Director Option Plan (the "Director Plan") on April 23, 1998 (approved by the stockholders effective as of May 8, 1998). The Director Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company or affiliates thereof. A total of 200,000 shares of common stock were reserved for issuance under the Director Plan plus annual increases to maintain 200,000 shares of common stock reserved for additional option grants.

    As of December 31, 1998, a total of 2,727,570 shares of common stock were authorized for issuance under the 1995 Stock Option Plan (the Plan). Options may be granted at an exercise price not less than 100% of the fair market value, as determined by the Board of Directors, for incentive stock options and 85% of fair market value for nonqualified stock options at the grant date. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options issued are generally immediately exercisable and generally vest 25% on the first anniversary date and 1/48th of the shares each month thereafter, so that all the shares are vested 48 months after the vesting commencement date.

    A summary of the status of the Company's options under the Plan is as follows:

                                                            YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                        DECEMBER 31, 1996         DECEMBER 31, 1997         DECEMBER 31, 1998
                                                     ------------------------  ------------------------  ------------------------
                                                                   WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                                    AVERAGE                   AVERAGE                   AVERAGE
                                                      NUMBER OF    EXERCISE     NUMBER OF    EXERCISE     NUMBER OF    EXERCISE
                                                       OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of year...................       5,000    $    0.07      456,509    $    0.22    1,312,399    $    0.22
Granted at market value............................     833,418         0.22      475,193         0.22      368,388    $   12.13
Granted at less than market value..................          --           --      845,092         0.22      643,468    $    5.85
Exercised..........................................    (309,418)        0.22     (301,009)        0.22     (204,036)   $    0.36
Canceled...........................................     (72,491)        0.22     (163,386)        0.22     (129,311)   $    1.84
                                                     -----------               -----------               -----------
Options at end of year.............................     456,509         0.22    1,312,399         0.22    1,990,908    $    4.21
                                                     -----------               -----------               -----------
                                                     -----------               -----------               -----------
Weighted-average fair value of options granted
  during the year with exercise prices equal to
  market value at date of grant....................   $    0.07                 $    0.07                 $   12.13
                                                     -----------               -----------               -----------
                                                     -----------               -----------               -----------
Weighted-average fair value of options granted
  during the year with exercise prices less than
  market value at date of grant....................          --                 $    2.05                 $    8.07
                                                     -----------               -----------               -----------
                                                     -----------               -----------               -----------

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(5) STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding as of December 31, 1998:

                       OPTIONS OUTSTANDING
-----------------------------------------------------------------
                                WEIGHTED-AVERAGE
                                    REMAINING
                                CONTRACTUAL LIFE       OPTIONS
 EXERCISE PRICE      NUMBER          (YEARS)           VESTED
-----------------  ----------  -------------------  -------------
      $0.22         1,037,993            8.50           332,675
      $0.55            73,374            9.09             5,368
      $6.60           409,866            9.28             4,734
   $7.15-11.94        374,427            9.57                --
  $13.31-$23.69        95,135            9.12            10,735
     $26.06               113            4.52               113
                   ----------                       -------------
                    1,990,908                           353,625
                   ----------                       -------------
                   ----------                       -------------

    The Company uses the intrinsic value-based method to account for all its employee stock-based compensation arrangements. Accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements because the fair value of the underlying common stock equals or exceeds the exercise price of the stock options at the date of grant, except with respect to certain options granted in 1997 and 1998. The Company has recorded deferred stock compensation expense of $1,784,000 and $1,427,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options granted in 1997 and 1998, respectively. Amortization of deferred compensation of approximately $115,000 and $1,390,000 was recognized in 1997 and 1998, respectively.

    Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net losses for the years ended December 31, 1996, 1997 and 1998, would have been as follows (in thousands, except per share amounts):

                                                                             YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           1996       1997        1998
                                                                         ---------  ---------  ----------
Net loss--as reported..................................................  $  (4,627) $  (6,882) $  (11,293)
Net loss--pro forma....................................................  $  (4,635) $  (6,883) $  (11,085)
Basic and diluted net loss per share--as reported......................  $   (2.19) $   (2.46) $    (1.28)
Basic and diluted net loss per share--pro forma........................  $   (2.20) $   (2.46) $    (1.26)

    The fair value of options granted during the years ended December 31, 1996 and 1997 is estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield, risk-free interest rates of 6.0% and 6.1% for 1996 and 1997, respectively, and expected lives of 5 years.

    The fair value of options granted during the year ended December 31, 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(5) STOCKHOLDERS' EQUITY (CONTINUED)
assumptions: no dividend yield, risk free interest rate of 5.2%, expected lives of 5 years, and an expected volatility of 80%.

    WARRANTS

    In March 1997, in connection with a lease termination agreement, the Company issued the building landlord a warrant to purchase 6,818 shares of common stock at a purchase price of $0.22 per share. There warrants were exercised in June 1998. The value of the warrant was not significant at the date of grant.

    In October 1997, in connection with certain consulting activities, the Company committed to deliver a warrant to purchase 9,090 shares of common stock at a purchase price of $0.22 per share. These warrants were exercised in May 1998. The value of the warrant was not significant at the date of grant.

    In January 1998, in connection with a non-employee compensation matter, the Company committed to deliver a warrant to purchase 11,742 shares of common stock at a purchase price of $0.22 per share. These warrants were exercised in May 1998. The value of the warrant was not significant at the date of grant.

(6) COMMITMENTS

    The Company leases its facilities under various noncancellable operating lease agreements that expire on various dates through 2005. As of December 31, 1998, the remaining future minimum payments for these facilities are as follows (in thousands):

                                                                                            OPERATING
YEARS ENDING DECEMBER 31,                                                                    LEASES
---------------------------------------------------------------------------------------  ---------------
1999...................................................................................     $   1,396
2000...................................................................................         1,367
2001...................................................................................         1,363
2002...................................................................................         1,398
Thereafter,............................................................................         3,558
                                                                                               ------
                                                                                            $   9,082
                                                                                               ------
                                                                                               ------

    Total rent expense, including month to month arrangements, was approximately $149,000, $313,000 and $800,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

(7) SEGMENT INFORMATION

    The Company has adopted the provisions of SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

                       NETGRAVITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1997 AND 1998

(7) SEGMENT INFORMATION (CONTINUED)
    The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company operates in a single operating segment: interactive marketing software and services.

    Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands):

                                                              NORTH
                                                             AMERICA        EUROPE         ASIA      CONSOLIDATED
                                                           ------------  ------------  ------------  ------------
Revenues:
  1996...................................................         1,939            --            --   $    1,939
  1997...................................................         6,358            --            --        6,358
  1998...................................................         8,263         1,980         1,314       11,577
Identifiable assets:
  1997...................................................         9,139           748            --   $    9,887
  1998...................................................        30,587         1,513         1,320       33,420

    No single customer accounted for greater than 10% of revenues in any period reported.

                                  SCHEDULE II

                                NETGRAVITY, INC.
                      VALUATION AND QUALIFYING ACCOUNTS--
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                            BALANCE AT      ADDITIONS
                                                           BEGINNING OF     CHARGED TO               BALANCE AT
                                                              PERIOD         EXPENSE    DEDUCTIONS  END OF PERIOD
                                                        ------------------  ----------  ----------  -------------
Year ended December 31, 1996                                            --         197          28            169
Year ended December 31, 1997                                           169          67          13            223
Year ended December 31, 1998                                           223         204         235            202

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NETGRAVITY, INC.

                                By:             /s/ STEPHEN E. RECHT
                                     -----------------------------------------
                                                  Stephen E. Recht
                                       CHIEF FINANCIAL OFFICER AND SECRETARY
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER AND DULY AUTHORIZED OFFICER)
                                                DATE: MARCH 24, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated on March 24, 1999:

             NAME                         TITLE
------------------------------  --------------------------

                                Chairman of the Board and
      /s/ JOHN W. DANNER          Chief Executive Officer
------------------------------    (Principal Executive and
       (John W. Danner)           duly authorized officer)

                                Chief Financial Officer
     /s/ STEPHEN E. RECHT         and Secretary (Principal
------------------------------    Financial Officer and
      (Stephen E. Recht)          Principal Accounting
                                  Officer)

     /s/ J. SCOTT BRIGGS
------------------------------  Director
      (J. Scott Briggs)

    /s/ JOHN D. D. KOHLER
------------------------------  Director
     (John D. D. Kohler)

       /s/ AMNON LANDAN
------------------------------  Director
        (Amnon Landan)

   /s/ JONATHAN D. LAZARUS
------------------------------  Director
    (Jonathan D. Lazarus)

   /s/ ALEXANDER R. SLUSKY
------------------------------  Director
    (Alexander R. Slusky)

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER
--------
 *3.1        Restated Certificate of Incorporation of the Registrant.
 *3.2        Amended and Restated Bylaws of the Registrant.
**4.1        Specimen certificate representing shares of common stock of the
               Registrant.
**4.2        Second Amended and Restated Registration and Information Rights Agreement.
**10.1(1)    Form of Indemnification Agreement for Directors and Officers of the
               Registrant.
**10.2(1)    1995 Stock Option Plan.
**10.3(1)    1998 Stock Option Plan, together with form of Stock Option Agreement and form of Stock Issuance Agreement.
**10.4(1)    1998 Employee Stock Purchase Plan.
**10.5(1)    1998 Director Option Plan.
***10.6      Lease dated August 5, 1998 for the Registrant's headquarters in San Mateo,
               CA.
**10.7       Lease dated March 2, 1998 for the Registrant's offices in New York, NY.
**10.8(1)    Employment and Severance Agreement dated March 31, 1998 by and between the
               Registrant and Stephen E. Recht.
**10.9       Professional Services Agreement dated March 27, 1997 by and between the
               Registrant and Protege Software (Holdings) Limited as amended by
               Amendment dated May 13, 1998.
**10.10(1)   Common Stock Repurchase Agreement and Clarification of Founder's Stock
               Purchase Agreement dated March 12, 1997 by and between the Registrant and John W. Danner.
**10.12(1)   Employment Agreement dated April 22, 1998 by and between the Registrant and Susan Atherton.
**10.13(1)   401(k) Plan.
**10.14(1)   Employment Agreement dated May 12, 1998 by and between the Registrant and
               Jitendra Valera.
**10.15      Consultant and Representative Agreement dated June 1, 1998 by and between the Registrant and Asia Pacific Ventures Co.
**10.16      Single User License Agreement by and between the Registrant and Rogue Wave
               Software, Inc.
 11.1        Statement Regarding Computation of Earnings Per Share (contained in Note 1 of the Notes to Financial Statements).
**16.1       Letter from Ernst & Young LLP regarding change in certified accountants.
*21.1        List of Subsidiaries of the Registrant.
 23.1        Report on Schedule and Consent of Independent Auditors.

------------------------

  * Incorporated herein by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-1 (Commission File No. 333-73203).

 ** Incorporated herein by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-1 (Commission File No. 333-51007).

*** Incorporated herein by reference to exhibit 10.17 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

 (1) Indicates management compensatory plan, contract or arrangement.