Form 10-Q
period 1999-03-31
NETGRAVITY INC
filed 1999-05-17
CIK 1036419

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------



                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                        Commission file number 000-24271

                                NETGRAVITY, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    77-0410283
--------------------------------           ---------------------------------
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

                                Yes [X]   No [ ]

17,779,474 shares of Common Stock, $0.001 par value, were outstanding as of April 30, 1999.

                                NETGRAVITY, INC.


                               TABLE OF CONTENTS




                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at March 31, 1999
              and December 31, 1998                                          3

         Condensed Consolidated Statements of Operations for the
              three-months ended March 31, 1999 and 1998                     4

         Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 1999 and 1998                     5

         Notes to Condensed Consolidated Financial Statements                6


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          23


PART II - Other Information


Item 1.  Legal Proceedings                                                  24

Item 2.  Changes in Securities and use of Proceeds                          24

Item 3.  Default upon Senior Securities                                     25

Item 4.  Submission of Matters to a Vote of securities Holders              25

Item 5.  Other Information                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                   25

Signature                                                                   26

                                NETGRAVITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                      March 31,         December 31,
                                                                        1999               1998
                                                                        ----               ----
                                     ASSETS
Current assets:
      Cash and cash equivalents                                    $         11,185    $       10,236
      Short-term investments                                       $          7,092            10,563
      Accounts receivable, net                                                6,543             6,311
      Proceeds receivable from secondary offering                            95,813               -
      Prepaid expenses and other current assets                               1,222               778
                                                                 -------------------------------------
      Total current assets                                                  121,855            27,888

Property and equipment, net                                                   4,107             3,473
Other assets                                                                  1,857             2,059
                                                                 -------------------------------------
      Total assets                                                 $        127,819    $       33,420
                                                                 -------------------------------------
                                                                 -------------------------------------

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
      Current portion of notes payable                                          485               618
      Accounts payable                                                        1,535               898
      Accrued liabilities                                                     3,391             2,867
      Deferred revenue                                                        6,972             5,800
                                                                 -------------------------------------
        Total current liabilites                                             12,383            10,183

Notes payable, less current portion                                           1,121             1,109

Stockholders  equity:
      Convertible preferred stock                                               -                 -
      Common stock                                                               17                14
      Additional paid-in capital                                            142,942            46,817
      Deferred compensation                                                  (1,898)           (1,706)
      Accumulated deficit                                                   (26,746)          (22,997)
                                                                 -------------------------------------
        Total stockholders' equity                                          114,315            22,128
                                                                 -------------------------------------
        Total liabilities and stockholders' equity                          127,819            33,420
                                                                 -------------------------------------
                                                                 -------------------------------------


   See accompanying notes to the condensed consolidated financial statements.

                                NETGRAVITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                                    MARCH 31,
                                                             1999               1998
Revenues:
      Software licenses                                 $       1,557      $         775
      Software upgrades                                           873      $         402
      Consulting and support                                    1,621                826
      Transactional services                                      521                  -
                                                     ------------------------------------
          Total revenues                                        4,572              2,003

Cost of revenues:
      Cost of software licenses                                     3                 15
      Cost of consulting and support                            1,223              1,158
      Cost of transactional services                              980                  -
                                                     ------------------------------------
          Total cost of revenues                                2,206              1,173
                                                     ------------------------------------
          Gross profit                                          2,366                830
                                                     ------------------------------------
Operating costs and expenses:
Research and development                                        1,962                996
Sales and marketing                                             3,354              1,956
General and administrative                                        989                708
                                                     ------------------------------------
      Total operating costs and expenses                        6,305              3,660
                                                     ------------------------------------
Loss from operations                                           (3,939)            (2,830)
Other income (expense), net                                       190                 30
                                                     ------------------------------------
Net loss                                                $      (3,749)     $      (2,800)
                                                     ------------------------------------
                                                     ------------------------------------
Per share of common stock:
      Basic and diluted net loss                        $       (0.28)     $       (0.93)
                                                     ------------------------------------
Weighted average shares used in per share
      calculation of basic and diluted net loss                13,489              3,025


   See accompanying notes to the condensed consolidated financial statements.

                                NETGRAVITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Three months ended
                                                                                           March 31,
                                                                                    1999                1998
                                                                                    ----                ----

Cash Flows from operating activities:
      Net loss                                                                 $     (3,749)     $     (2,800)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
           Depreciation                                                                 385               231
           Amortization of intangibles                                                  167               -
           Amortization of deferred stock compensation                                  295               246
           Amortization of compensation from grant of non-employee stock options        163               -
           Changes in operating assets and liabilities
              Accounts receivable, net                                                 (232)           (1,073)
              Prepaid expenses and other assets                                        (444)              (64)
              Accounts payable                                                          637               (16)
              Accrued liabilities                                                       524               268
              Deferred revenue                                                        1,172             1,107
                                                                              --------------------------------
                       Net cash used in operating activities                         (1,082)           (2,101)
                                                                              --------------------------------
                                                                              --------------------------------
Cash flows from investing activities:
      Capital expenditures                                                           (1,019)             (358)
      Proceeds from maturities of short-term investments, net                         3,471                 -
      Other assets                                                                       35                 -
                                                                              --------------------------------
                       Net provided by (used in) in investing activities              2,487              (358)
                                                                              --------------------------------
                                                                              --------------------------------
Cash flows from financing activities:
      Repayment of notes payable                                                       (121)             (122)
      Proceeds from issuance of preferred stock, net                                      -             3,249
      Proceeds from issuance of common stock, net                                       673                14
      Issuance cost related to secondary offering                                    (1,008)                -
      Repurchases of common stock                                                         -                (1)
                                                                              --------------------------------
                       Net cash provided by (used in) financing activities            (456)             3,140
                                                                              --------------------------------
                                                                              --------------------------------

Net increase in cash and cash equivalents                                               949               681
Cash and cash equivalents at beginning of period                                     10,236             5,637
                                                                              --------------------------------
Cash and cash equivalents at end of period                                           11,185             6,318
                                                                              --------------------------------
                                                                              --------------------------------
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                             37                41
                                                                              --------------------------------
                                                                              --------------------------------

Non-cash financing activities:
      Deferred compensation cost on employee stock option grants                        650               390
                                                                              --------------------------------
                                                                              --------------------------------
      Proceeds receivable from secondary offering                                    95,813                 -
                                                                              --------------------------------
                                                                              --------------------------------



   See accompanying notes to the condensed consolidated financial statements.

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of NetGravity, Inc. and subsidiaries (the "Company") reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of interim period results. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K and other documents filed with the Securities and Exchange Commission.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock.

Diluted Net loss per share for the three months ended March 31, 1998 does not include the effect of approximately 12,601,000 (6,220,000 on an as-if converted basis) shares of convertible preferred stock outstanding, 1,304,029 stock options with a weighted average exercise price of $0.27 per share, 27,650 common stock warrants with a weighted average exercise price of $0.22 per share, and 1,017,229 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.22 per share, because their effects are anti-dilutive.

Net loss per share for the three months ended March 31, 1999 does not include the effect of approximately 2,261,926 stock options outstanding with a weighted average exercise price of $8.58 per share, and approximately 348,302 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.24 per share, because their effects are anti-dilutive.

NOTE 2.  EQUITY TRANSACTIONS

In March 1998, the Company issued and sold approximately 1,451,000 shares of Series C Preferred Stock for aggregate net proceeds to the Company of approximately $3,249,000.

In June 1998, the Company raised $23.9 million of net proceeds from the sale of 3 million shares of the Company's common stock in its IPO. All outstanding shares of Series A, B and C Preferred Stock were converted into
2.5 million shares, 1.9 million shares and 1.8 million shares of common stock, respectively, upon the closing of the IPO.

In July 1998, the Company raised an additional $2.1 million of net proceeds from the sale of an additional 250,000 shares of the Company's common stock upon the exercise of the underwriters' over-allotment option granted in connection with the IPO.

Pursuant to an underwriting agreement dated March 29, 1999, in April 1999 the Company completed a secondary public offering of 4,692,000 shares of its common stock (which includes shares issued upon exercise of the underwriters' 612,000 share over-allotment option) for net proceeds of approximately $138.6 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. In March, 1999 the Company sold 3,218,440 shares for net proceeds of approximately $94.8 million, and certain NetGravity stockholders sold 861,560 shares for net proceeds of approximately $25.6 million. In addition, the underwriters exercised the 612,000 shares from the over-allotment for net proceeds to the Company of approximately $18.2 million.

In the three months ended March 31, 1998, the Company recorded deferred stock compensation expense of $390,000 for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during those periods. In the three months ended March 31, 1999 the Company recorded deferred stock compensation expense of $650,000 related to the grant of a stock option to an outside consultant. Amortization of deferred compensation of approximately $246,000 and $458,000 was recognized in the three months ended March 31, 1998 and 1999, respectively.

NOTE 3. SEGMENT INFORMATION

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

The Company's Chief Executive Officer ("CEO") is considered to be the "chief operating decision maker" within the meaning of SFAS No. 131. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company has determined that it operates in a single operating segment: interactive marketing software and services.

Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands of dollars):

                                                 North America        Europe         Asia    Consolidated
                                                 -------------        ------         ----    ------------
Revenues:
 Three months ended March 31, 1998                   1,415               250          338       2,003
 Three months ended March 31, 1999                   2,964             1,019          589       4,572
Identifiable Assets:
 March 31, 1998                                     10,753             1,079         --        11,832
 March 31, 1999                                    124,103             2,351        1,365     127,819

No single customer accounted for greater than 10% of revenues in any period reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q (the "Form 10-Q" or the "Report") and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in NetGravity's Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K"). In this Report, "NetGravity," the "Company," "we," "us" and "our" refer to NetGravity, Inc. and its wholly-owned subsidiaries, NetGravity Europe Limited, NetGravity Asia Pacific K.K. and NetGravity (Hong Kong) Limited.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN BELOW UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AS WELL AS THOSE NOTED IN THE COMPANY'S 1998 10-K, PARTICULARLY IN ITEM 1 OF PART I THEREOF UNDER THE SECTION ENTITLED " FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ." THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW

NetGravity, Inc. is a leading provider of online interactive marketing solutions. The Company develops, markets and supports a broad range of high-end, mission-critical software and transaction-based services designed for e-commerce merchants (vendors of products and services), advertising agencies and content publishers.

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

In August 1998, the Company formally launched its transactional services business with the introduction of AdCenter for Publishers ("AdCenter"), an outsourced version of AdServer. In October 1998, the Company announced the Global Profile Service ("GPS"), which is a database of anonymous consumer profiles that the Company makes available to its customers for use in enhanced targeting. To date revenues from GPS have not been material. Revenues from AdCenter and GPS are included within the line-item "transactional services."

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

                      NETGRAVITY, INC.
                     % of Revenue Table

                                                                         THREE MONTHS ENDED
                                                                      MARCH 31,        MARCH 31,
                                                                        1999             1998
Revenues:
      Software licenses                                                34.1%             38.7%
      Software upgrades                                                19.0%             20.1%
      Consulting and support                                           35.5%             41.2%
      Transactional services                                           11.4%              0.0%
                                                                  ----------------------------
           Total revenues                                             100.0%            100.0%

Cost of revenues: (1)
      Cost of software licenses (2)                                     0.1%              0.7%
      Cost of consulting and support (3)                               26.8%             57.8%
      Cost of transactional services (4)                               21.4%              0.0%
                                                                  ----------------------------
           Total cost of revenues                                      48.3%             58.5%
                                                                  ----------------------------
           Gross profit                                                51.7%             41.5%
                                                                  ----------------------------
Operating costs and expenses:
Research and development                                               42.9%             49.7%
Sales and marketing                                                    73.4%             97.7%
General and administrative                                             21.6%             35.3%
                                                                  ----------------------------
Total operating costs and expenses                                    137.9%            182.7%
                                                                  ----------------------------
Loss from operations                                                  (86.2%)          (141.2%)
Other income (expense), net                                            4.20%              1.5%
                                                                  ----------------------------
Net loss                                                              (82.0%)          (139.7%)
                                                                  ----------------------------
                                                                  ----------------------------

-------------------------------
(1) There are no material costs of revenue associated with software upgrades
(2) As a percentage of software licenses revenues, cost of software licenses was 1.9% and 0.2% in the three months ended March 31, 1998 and 1999, respectively.
(3) As a percentage of consulting and support revenues, cost of consulting and support was 140.2% and 75.4% in the three months ended March 31, 1998 and 1999, respectively.
(4) As a percentage of transactional services revenues, cost of transactional services was 0.0% and 188.1% in the three months ended March 31, 1998 and 1999, respectively.

REVENUES

The Company's total revenues increased from $2.0 million for the quarter ended March 31, 1998 to $4.6 million for the quarter ended March 31, 1999. International revenues, primarily comprised of export revenues, as a percentage of total revenues were 29.4% and 35.2% for the quarters ended March 31, 1998 and March 31, 1999, respectively. Recent growth in international revenues was attributable to expanded consulting and support and sales and marketing efforts overseas and the opening of an Asia-Pacific regional office in April 1998. No customer accounted for more than 10% of total revenues for the quarter ended March 31, 1998 or the quarter ended March 31, 1999.

SOFTWARE LICENSES. Software licenses revenues increased from $775,000 for the quarter ended March 31, 1998 to $1.6 million for the quarter ended March 31, 1999. These increases were attributable to an increase in the number of AdServer licenses sold, due in part to an expansion of the Company's direct sales organization. Because software upgrades revenues and consulting and support revenues are, to a large extent, a function of software licenses revenues, the Company's future operating results will be substantially dependent on growth of software licenses revenues, and the failure to increase software licenses revenues would likely have a material adverse effect on the Company's business, results of operations and financial condition.

SOFTWARE UPGRADES. Software upgrades revenues increased from $402,000 for the quarter ended March 31, 1998 to $873,000 for the quarter ended March 31, 1999. The increase was a result of software upgrades being provided to a larger installed customer base. The number of NetGravity's customers increased from approximately 230 at March 31, 1998 to approximately 360 at March 31, 1999.

CONSULTING AND SUPPORT. Consulting and support revenues increased from $826,000 for the quarter ended March 31, 1998 to $1.6 million for the quarter ended March 31, 1999. The increase was primarily as a result of the increased demand for consulting services, expansion into Europe and Asia, the larger installed customer base, and customers electing to renew their support programs.

TRANSACTIONAL SERVICES. The Company's transactional services were introduced in 1998 with the formal release of AdCenter for Publishers during the third quarter of 1998 and Global Profile Services in the fourth quarter of 1998. Transactional services revenues were $521,000 for the quarter ended March 31, 1999, or 11.4% of total revenues.

COST OF REVENUES

Gross margins increased from 41.4% for the quarter ended March 31, 1998 to 51.7% for the quarter ended March 31, 1999. This increase was primarily attributable to higher consulting and support revenues and margins in the three months ended March 31, 1999 due to increased economies of scale in the consulting and support organizations during that period. The increase in consulting and support revenues and margins was partially offset by negative transactional services margins.

COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties paid to third parties for licensed technology. Cost of software licenses was $15,000 and $3,000 for the quarters ended March 31, 1998 and 1999, respectively. As a percentage of software licenses revenues, cost of software licenses was 1.9% and 0.2% for the quarters ended March 31, 1998 and 1999, respectively.

COST OF CONSULTING AND SUPPORT. Cost of consulting and support consists primarily of personnel-related costs (including overhead) incurred in providing consulting, support and training to customers. The cost of consulting and support was $1.2 million for each of the quarters ended March 31, 1998 and 1999. While absolute dollars spent on consulting and support were constant between the two quarters, cost decreased as a percentage of consulting and support revenues from 140.2% for the quarter ended March 31, 1998 to 75.4% for the quarter ended March 31, 1999. This decrease was attributable to increased revenues and improved economies of scale associated with a larger customer base.

COST OF TRANSACTIONAL SERVICES. The cost of transactional services consists primarily of personnel and related expenses, hosting and bandwidth costs and the amortization of intangibles associated with the AdCenter and Global Profile Services offerings. The cost of transactional services for the three months ended March 31, 1999 was $980,000, or 188.1% of transactional services revenue for this period. There were no costs of transactional services during the quarter ended March 31, 1998. The Company expects the cost of transactional services to continue to increase in absolute dollars in future periods as the Company continues to hire additional personnel to increase the transactional capacity of its service bureau.

Overall gross margins may be impacted by the mix of products sold by the Company, the mix of software licenses revenues, software upgrades revenues, consulting and support revenues and transactional services revenues, the mix of international and North American revenues, the mix of distribution channels used by the Company, and the level of royalty payments, amortization charges and other costs related to the acquisition of technology or other intangible assets. The Company typically realizes higher gross margins on software upgrades revenues than on software licenses revenues, substantially higher gross margins on software licenses revenues than on consulting and support revenues, and higher gross margins on direct sales than on indirect sales. Shifts in the mix of revenues towards lower margin revenues or a greater percentage of sales through indirect channels would adversely impact the Company's overall gross margin and could materially adversely impact the Company's operating results. There can be no assurance that such adverse fluctuations in the mix of revenue or costs of revenues will not recur in the future. Moreover, the Company expects that increases in costs of transactional services will materially and adversely impact overall gross margins for the foreseeable future.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of personnel-related costs (including overhead), consulting expenses and related equipment. To date, the Company has not capitalized any such development costs under Statement of Financial Accounting Standards No. 86; all research and development costs have been expensed as incurred. Research and development expenses increased from $996,000 for the quarter ended March 31, 1998 to $2.0 million for the quarter ended March 31, 1999. The increase in absolute dollars was primarily due to increased personnel costs and related overhead, and a large increase in outside consulting expenses associated with enhancements of existing products and development of new products. The Company has recorded deferred stock compensation expense of $650,000 for a stock option issued to a consultant. Amortization of deferred stock compensation associated with this stock option totalled approximately $163,000 under Statement of Financial Accounting Standards No. 123 in the quarter ended March 31, 1999, which amount was included in research and development expense for this period.

The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects that research and development expenses may increase in absolute dollars in future periods.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of personnel-related costs (including overhead), travel expenses, advertising expenses, trade show expenses, seminars and costs of marketing materials. Selling and marketing expenses increased from $2.0 million for the quarter ended March 31, 1998 to $3.4 million for the quarter ended March 31, 1999. The increase in absolute dollars was due primarily to the increase in compensation paid to sales and marketing personnel (including commissions) and related overhead, and increased travel costs associated with the Company's direct selling efforts. The Company expects selling and marketing expenses to increase significantly in absolute dollars in future periods, as the Company hires additional personnel, introduces new products and services, expands into new markets and continues to promote the NetGravity brand.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of personnel-related costs (including overhead) for the Company's executive, administrative, finance and human resources personnel, support services and professional services fees. General and administrative expenses increased from $708,000 for the quarter ended March 31, 1998 to $989,000 for the quarter ended March 31, 1999. The increase in absolute dollars was primarily a result of increased personnel and related overhead necessary to support the Company's increased scale of operations, including the additional costs associated with being a publicly traded company. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff, incurs additional costs related to expansion of its operations, and is subject to the requirements of being a publicly traded company.

DEFERRED STOCK COMPENSATION EXPENSE

Amortization of deferred compensation associated with employee stock option grants totaling approximately $295,000 was recognized in the three months ended March 31, 1999. Including the $163,000 of amortized deferred compensation associates with the stock options issued to a consultant, the total amortization of deferred compensation expenses in the quarter ended March 31, 1999 was $458,000. Amortization of deferred stock compensation expense is allocated to costs of consulting and support, cost of transactional services and to all operating expense lines identified on the statement of operations over the life of the options, which is generally four years. As a result, amortization of deferred compensation expense will adversely impact the company's operating results through June, 2002.

OTHER INCOME (EXPENSES)

Net interest income for the quarter ended March 31, 1998 was $30,000 compared with net interest income for the quarter ended March 31, 1999 of $190,000. The increase in net interest income was primarily due to the interest earned on the net proceeds from the Company's initial public offering (IPO).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had $11.2 million in cash and cash equivalents and $7.1 million in short-term investments. In June 1998, the Company sold 3,000,000 shares of its common stock in its IPO, generating net proceeds of $23.9 million. In July 1998, the Company sold an additional 250,000 shares of its common stock and generated an additional $2.1 million of net proceeds in connection with the exercise of the over-allotment-option granted to the underwriters of the Company's IPO. In March of 1999 the Company sold in a secondary public offering 3,218,440 shares for net proceeds of approximately $94.8 million. The cash proceeds had not been received by the Company as of March 31, 1999 and as such are classified on the Company's March 31, 1999 balance sheet as proceeds receivable. In addition, in April of 1999, the underwriters of the Company's secondary public offering purchased an additional 612,000 shares of the Company's common stock upon the exercise of their over-allotment option, generating additional net proceeds of approximately $18.2 million.

During the three months ended March 31, 1999, the Company used $1.1 million in cash to fund its operating activities, primarily attributable to the Company's operating loss, offset by certain non-cash charges and the increases in certain liabilities. Net cash provided by investing activities during the three months ended March 31, 1999 of $2.5 million was primarily attributable the net proceeds from maturities of short-term investments of $3.5 million, offset by the purchase of property and equipment of $1.0 million. Net cash used in financing activities during the three months ended March 31, 1999 of $456,000 was primarily attributable to issuance costs related to the Company's secondary offering, the repayment of certain debts, offset by the proceeds from the issuance of common stock related to options exercised.

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

The Company believes that it has sufficient resources to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. However, there can be no assurance that additional funds will not be required either during or after such 12-month period.

Year 2000 Compliance

The Company is aware that many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. NetGravity is currently assessing the impact this issue, commonly referred to as the "Year 2000" issue, may have on its business and operations. The Company has formed an ad-hoc Year 2000 project team to identify and address Year 2000 issues, including potential issues with the significant non-IT systems in its buildings, plant, equipment and other infrastructure. The Year 2000 project team has reviewed the Company's products, is continuing to review the Company's IT systems and has recently begun reviewing the Company's non-IT systems. NetGravity has not identified any significant non-compliance issues with its products that have not already been corrected. The Company expects that its review of its IT and non-IT systems will be completed by June 30, 1999. In addition to its internal reviews, the Company is discussing with its significant suppliers and service providers their plans to investigate and address their Year 2000 issues. The Company cannot assure you that it will be able to identify and accurately evaluate all Year 2000 issues that it faces.

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

FACTORS AFFECTING OUR OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain factors which currently impact or may impact NetGravity's business, operating results and/or financial condition. Anyone making an investment decision with respect to NetGravity's capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in the Company's 1998 10-K, particularly in Item 1 of Part I thereof under the section entitled "Factors Affecting our Business, Operating Results and Financial Condition."

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

         WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

Since our inception in September 1995, we have incurred substantial losses. Our losses were $6.9 million for the year ended December 31, 1997,$11.3 million for the year ended December 31, 1998 and $3.7 for the quarter ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of $26.7 million.

We anticipate that our expenses relating to developing, marketing and supporting our current and future products and services will increase substantially in the future. In particular, we expect to spend significantly on the following activities:

         - developing new market opportunities for our current and future products and services;

         - funding more research and development to improve our current solutions and to create new solutions, including the recently announced AdServer 4.0;

         - expanding and improving our sales and marketing operations;

         - expanding and enhancing our outsourced interactive marketing solution (AdCenter), our enhanced targeting service (Global Profile Service) and possible future products and services designed for e-commerce merchants and advertising agencies (including our recently announced AdCenter for Agencies offering);

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

         - market acceptance of existing or planned products and services, including future versions of AdServer (such as the recently announced version 4.0) and AdCenter, our enhanced targeting services (Global Profile Service) and possible future products and services designed for e-commerce merchants and advertising agencies (including AdCenter for Agencies);

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

         OUR FUTURE SUCCESS DEPENDS ON THE TIMELY COMPLETION OF NEW SOLUTIONS UNDER DEVELOPMENT.

We must successfully complete the development of AdServer 4.0, AdCenter for Agencies and the next version of Global Profile Service (which is being designed to provide much more detailed consumer profiles than the current version). Our future revenues will likely fall below our expectations (and the expectations of investors in our common stock) if we do not successfully develop, market and support these services. Any actual or expected revenue shortfall would likely reduce the trading price of our common stock.

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

In 1998 we broadened our business by releasing AdCenter for Publishers, a service-based service that transfers to us the responsibility for managing our customers' online systems and the data generated from their online interactive marketing activities, but preserves customers' control over their advertising sales functions. We also recently introduced our Global Profile Service which allows our customers to more narrowly target consumers through the use of anonymous consumer profiles from our centralized database. Although revenues from AdCenter and the Global Profile Service to date have not been significant, we intend to place more emphasis on developing these services in the future. Our increased emphasis on AdCenter and the Global Profile Service may not be successful. In particular, AdCenter may not compete effectively with current or future outsourced service providers based on price, performance or other features. Similarly, our Global Profile Service may not be competitive with current or future providers of consumer profile data or related targeting services. In addition, we expect to devote significant engineering, marketing, sales, consulting and customer support resources to enhance AdCenter's and the Global Profile Service's competitiveness, scalability and cost-effectiveness. These actions may divert resources from our other products and services and may thus harm our core AdServer business.

         OUR MARKETS ARE HIGHLY COMPETITIVE.

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

In the online advertising market, we compete directly with DoubleClick Inc., CMGI, Inc. (through its Engage/Accipiter unit), Excite, Inc. (through its MatchLogic unit), AdForce, Inc., Real Media, Inc. and a variety of other online advertising service providers. To date, we have focused primarily on developing software-based solutions, which we license to our customers, although we have recently begun offering an outsourced solution (AdCenter). Some of our competitors (including DoubleClick) have adopted a business model focused on outsourcing of interactive marketing solutions. These competitors have much more experience offering these outsourced solutions and may have lower cost structures due, in part, to efficiencies created from the larger scale of their operations. If the outsourced model gains popularity over the software model in our target market, we cannot assure you that we will be able to compete effectively with our current products and services.

In the online direct marketing market, we expect to face indirect competition from the vendors of electronic commerce systems, including BroadVision, Inc., InterWorld Corporation and Open Market, Inc. among others. In addition, if providers of electronic commerce systems begin including advanced online direct marketing functionality in their products, this could reduce or eliminate the need for separate direct marketing management solutions, including our current and future products targeted at the direct marketing market. We also encounter competition from Netscape and Microsoft, which build or bundle advertising management products with their Internet commerce solutions. Both Netscape and Microsoft have significantly greater resources than we do, and, due to their control of the browser market, if either of them were to offer online advertising and direct marketing management solutions with features comparable to those offered by us, there can be no assurance that we would be able to compete effectively.

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

         WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND PLANS FOR EXPANSION.

         WE HAVE A LIMITED OPERATING HISTORY IN OUR INTERNATIONAL MARKETS. We have only limited experience in marketing, selling and distributing our products and services internationally. Through our three subsidiaries, NetGravity Europe Limited, NetGravity Asia Pacific K.K. and NetGravity (Hong
Kong) Limited, we recently began operations in a number of markets in Europe and Asia Pacific. International revenues comprised approximately 28% of our total revenues in 1998, 35% of our total revenues in the three months ended March 31, 1999 and are expected to comprise a significant portion of our total revenues in 1999.

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

         WE MAY ACQUIRE OTHER COMPANIES' PRODUCT LINES, TECHNOLOGIES OR BUSINESSES.

As part of our growth strategy, we may in the future attempt to purchase other companies' product lines, technologies or businesses. In connection with any such acquisitions, we may pay cash, issue stock, incur debt or be required to amortize expenses related to goodwill and other intangible assets. For example, in September 1998 we paid $2 million to MatchLogic for rights to use certain of MatchLogic's proprietary consumer profile databases for limited purposes. We accounted for this transaction as a purchase of an intangible asset, which is being amortized over its expected useful life of three years. In addition to these issues, acquisitions of companies and businesses involve numerous risks, including difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition were to occur, our business, results of operations, financial condition and the trading price of our common stock may be materially and adversely affected due to the factors described above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

         FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in the U.K. and Japan denominated in the respective local currency. However, as of March 31, 1999, the Company had no hedging contracts outstanding.

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

The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio as of March 31, 1999 is approximately 5.08%.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings that are material to its business or financial condition.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d) Pursuant to a Registration Statement on Form S-1 (File No. 333-51007) filed with and declared effective by the Commission on June 11, 1998, the Company offered an aggregate of 3,250,000 shares of its Common Stock for an aggregate offering price of $29.3 million and certain selling stockholders offered an aggregate of 200,000 shares of the Company's Common Stock for an aggregate offering price of $1.8 million (such offering, the "IPO"). Net of underwriters' discounts and commissions of 7% of the offering price, the Company and the selling stockholders received proceeds of $27.2 million and $1.7 million, respectively, from the IPO. In addition to underwriters' discounts and commissions, the Company reasonably estimates that it incurred approximately $1.3 million in additional expenses related to the IPO, leaving it with approximately $25.9 million in net proceeds.

From June 11, 1998 through March 31, 1999, the Company has used, from the net proceeds of the IPO, approximately (i) $3.3 million to fund certain capital expenditures,

(ii) $13.8 million to fund operating expenses related to entering new markets, increasing research and development spending, expanding sales and marketing operations, developing new distribution channels, improving its operational and financial systems and broadening its customer support capabilities and (iii) $1.1 million to repay certain indebtedness. In addition, the Company used net proceeds from the IPO to make a $2.0 million payment to MatchLogic pursuant to an agreement between the Company and MatchLogic related to the use of certain of MatchLogic's proprietary consumer profile databases. The use of proceeds from IPO does not represent a material change in the use of proceeds described in the final prospectus related to the IPO. Pending other uses, the Company has invested most of the remaining net proceeds in investment grade, short-term interest bearing securities.

None of the payments described in this Item 2(d) constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

         (a) APPOINTMENT OF NEW CHIEF EXECUTIVE OFFICER. Effective as of April 20, 1999, the Company's Board of Directors appointed Eric W. Spivey as the Company's Chief Executive Officer and President. John W. Danner, a co-founder of the Company and its former Chief Executive Officer, continues to serve as the Company's Chairman of the Board.

         (b) RESIGNATION OF VICE PRESIDENT OF NORTH AMERICAN SALES. Effective April 23, 1999, John K. Donnelly resigned his position as the Company's Vice President of North American Sales to pursue other opportunities. Susan Atherton, the Company's Vice President of Worldwide Sales, has assumed the duties of Mr. Donnelly.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibit is attached hereto.


         27.1 Financial Data Schedule (First Quarter 1999).

         (b)  Not Applicable.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 1999.

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