Form 10-Q
period 1999-06-30
NETGRAVITY INC
filed 1999-08-02
CIK 1036419

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                        Commission file number 000-24271

                                NETGRAVITY, INC.
             (Exact name of registrant as specified in its charter)



              DELAWARE                                     77-0410283
 ----------------------------------            ---------------------------------
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

                                Yes [X]   No [ ]

17,763,000 shares of Common Stock, $0.001 par value per share, were outstanding as of June 30, 1999.

                                NETGRAVITY, INC.


                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I - Financial Information

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at June 30, 1999
              and December 31, 1998                                                  3

         Condensed Consolidated Statements of Operations for the
              three- and six- months ended June 30, 1999 and 1998                    4

         Condensed Consolidated Statements of Cash Flows for the
              three- and six- months ended June 30, 1999 and 1998                    5

         Notes to Condensed Consolidated Financial Statements                        6


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                  28


PART II - Other Information


Item 1.  Legal Proceedings                                                          29

Item 2.  Changes in Securities and use of Proceeds                                  29

Item 3.  Default upon Senior Securities                                             30

Item 4.  Submission of Matters to a Vote of securities Holders                      30

Item 5.  Other Information                                                          31

Item 6.  Exhibits and Reports on Form 8-K                                           31

Signature                                                                           33


                                NETGRAVITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                          June 30,          December 31,
                                                                                            1999                1998
                                                                                          -------           ------------
                                     ASSETS

Current assets:
      Cash, cash equivalents and short-term investments                                   $ 125,043            $ 20,799
      Accounts receivable, net                                                                9,231               6,311
      Prepaid expenses and other current assets                                               1,909                 778

                                                                                  --------------------------------------
      Total current assets                                                                  136,183              27,888

Property and equipment, net                                                                   5,870               3,473
Other assets                                                                                  1,655               2,059
                                                                                  --------------------------------------
      Total assets                                                                        $ 143,708            $ 33,420
                                                                                  ======================================

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
      Current portion of notes payable                                                          485                 618
      Accounts payable                                                                          594                 898
      Accrued liabilities                                                                     3,814               2,867
      Deferred revenue                                                                        7,791               5,800
                                                                                  --------------------------------------
        Total current liabilites                                                             12,684              10,183

Notes payable, less current portion                                                               -               1,109

Stockholders equity:
      Convertible preferred stock                                                                 -                   -
      Common stock                                                                               18                  14
      Additional paid-in capital                                                            161,121              46,817
      Deferred compensation                                                                  (1,266)             (1,706)
      Accumulated deficit                                                                   (28,849)            (22,997)
                                                                                  --------------------------------------
        Total stockholders' equity                                                          131,024              22,128

                                                                                  --------------------------------------

        Total liabilities and stockholders' equity                                          143,708              33,420
                                                                                  ======================================

   See accompanying notes to the condensed consolidated financial statements.

                             NETGRAVITY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (In thousands, except per share data)
                               (Unaudited)

                                                                     Three Months Ended                 Six Months Ended

                                                                  June 30,        June 30,          June 30,         June 30,
                                                                    1999            1998              1999             1998
                                                                    ----            ----              ----             ----
Revenues:
      Software licenses                                          $  2,058        $    877          $  3,615         $  1,652
      Software upgrades                                             1,006             527             1,879              929
      Consulting and support                                        1,963             916             3,584            1,742
      Transactional services                                          622              12             1,143               12
                                                         --------------------------------------------------------------------
          Total revenues                                            5,649           2,332            10,221            4,335


Cost of revenues:
      Cost of software licenses                                        43              20                46               35
      Cost of consulting and support                                1,221           1,073             2,444            2,231
      Cost of transactional services                                1,326              19             2,306               19
                                                         --------------------------------------------------------------------
          Total cost of revenues                                    2,590           1,112             4,796            2,285
                                                         --------------------------------------------------------------------
          Gross profit                                              3,059           1,220             5,425            2,050
                                                         --------------------------------------------------------------------

Operating costs and expenses:
Research and development                                            1,615           1,063             3,577            2,059
Sales and marketing                                                 3,544           2,439             6,898            4,395
General and administrative                                          1,428             754             2,417            1,462
                                                         --------------------------------------------------------------------
Total operating costs and expenses                                  6,587           4,256            12,892            7,916
                                                         --------------------------------------------------------------------

Loss from operations                                               (3,528)         (3,036)           (7,467)          (5,866)

Other income (expense), net                                         1,425              26             1,615               56
                                                         --------------------------------------------------------------------

Net loss                                                         $ (2,103)       $ (3,010)         $ (5,852)        $ (5,810)
                                                         ====================================================================

Per share of common stock:
      Basic and diluted net loss per share                       $  (0.12)       $  (0.59)         $  (0.38)        $  (1.42)
                                                         --------------------------------------------------------------------

Weighted average shares used in per share
      calculation of basic and diluted net loss
      per share calculation                                        17,487           5,134            15,572            4,079
                                                         --------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                             NETGRAVITY, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                         1999                1998
                                                                                         ----                ----
Cash Flows from operating activities:
      Net loss                                                                       $ (5,852)             $ (5,810)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
           Depreciation                                                                   934                   371
           Amortization of intangibles                                                    369                     -
           Amortization of deferred stock compensation                                    559                   561
           Compensation from grant of non-employee stock options
             and warrants                                                                 254                     -
              Accounts receivable, net                                                 (2,920)               (1,584)
              Prepaid expenses and other assets                                        (1,131)                 (163)
              Accounts payable                                                           (304)                  869
              Accrued liabilities                                                         947                 1,355
              Deferred revenue                                                          1,991                 1,798
                                                                            ----------------------------------------
                       Net cash used in operating activities                           (5,153)               (2,603)
                                                                            ----------------------------------------

Cash flows from investing activities:
      Capital expenditures                                                             (3,329)                 (965)
      Purchase of short-term investments, net                                            (848)                    -
      Other assets                                                                         35                  (284)
                                                                            ----------------------------------------
                       Net cash used in investing activities                           (4,142)               (1,249)
                                                                            ----------------------------------------

Cash flows from financing activities:
      Proceeds from notes payable                                                           -                  (655)
      Repayment of notes payable                                                       (1,242)                 (243)
      Proceeds from issuance of preferred stock, net                                        -                 3,249
      Proceeds from issuance of common stock, net                                     113,935                23,901
      Repurchases of common stock                                                           -                    (9)
                                                                            ----------------------------------------
                       Net cash provided by financing activities                      112,693                26,243
                                                                            ----------------------------------------

Net increase in cash and cash equivalents                                             103,398                22,391
Cash and cash equivalents at beginning of period                                       10,236                 5,637
                                                                            ----------------------------------------
Cash and cash equivalents at end of period                                            113,634                28,028
                                                                            ========================================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                               57                    71
                                                                            ========================================

Non-cash financing activities:
      Deferred compensation cost on employee and non-employee
        stock option grants                                                          $    228              $  1,037
                                                                            ========================================

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

Diluted net loss per share for the three- and six- months ended June 30, 1998 does not include the effect of approximately 1,852,000 stock options with a weighted average exercise price of $2.58 per share, or 827,000 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.22 per share, because their effects are anti-dilutive.

Diluted net loss per share for the three- and six- months ended June 30, 1999 does not include the effect of approximately 3,503,073 stock options outstanding with a weighted average exercise price of $16.12 per share, and approximately 164,861 shares of common stock issued and subject to repurchase by the Company at a weighted average price of $0.28 per share, because their effects are anti-dilutive.

NOTE 2.  EQUITY TRANSACTIONS

In March 1998, the Company issued and sold approximately 1,451,000 shares of Series C Preferred Stock for aggregate net proceeds to the Company of approximately $3,249,000.

In June 1998, the Company raised $23.9 million of net proceeds from the sale of 3 million shares of the Company's common stock in its initial public offering ("IPO"). All then outstanding shares of Series A, B and C Preferred Stock were converted into 2.5 million shares, 1.9 million shares and 1.8 million shares of common stock, respectively, upon the closing of the IPO.

In July 1998, the Company raised an additional $2.1 million of net proceeds from the sale of an additional 250,000 shares of the Company's common stock upon the exercise of the underwriters' over-allotment option granted in connection with the IPO.

In April 1999, the Company completed a secondary public offering of 4,692,000 shares of its Common Stock, of which approximately 3,830,000 were sold by the Company, including 612,000 shares sold upon exercise of the underwriters' over-allotment option, for net proceeds to the Company of approximately $113 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.

In connection with the Company's issuance of certain contingent stock option rights to purchase the Company's common stock to consultants engaged in research and development activities on behalf of the Company, the Company valued the deferred stock compensation charge associated with the rights issued to the consultants as of June 30, 1999 at approximately $240,000. The Company determined the value of the contingent stock option rights using the Black-Scholes model, based on the following assumptions: no dividends; contractual term of one year; risk-free interest rate of 6.50%; and expected volatility of 80%. The value assigned to the contingent stock option rights is being remeasured at each reporting date until all such ownership rights have been earned by the consultants, and the resulting compensation charge is being amortized over the related service period of approximately one year. Amortization of the assigned value of the warrant during the six months ended June 30, 1999 totaled approximately $121,000.

In connection with the Company's issuance of a warrant to purchase the Company's common stock to a recruitment firm as partial consideration for services rendered in connection with the recruitment and hiring of a new CEO, the Company valued the stock compensation charge associated with the warrant issuance at its measurement date at approximately $133,000. The Company determined the value of the warrant using the Black-Scholes model, based on the following assumptions: no dividends; contractual term of six months; risk-free interest rate of 6.50%; and expected volatility of 80%. The entire value assigned to the warrant was expensed in the three months ended June 30, 1999.

Amortization of deferred compensation and compensation expense of approximately $315,000 and $355,000 was recognized in the three months ended June 30, 1998 and 1999, respectively. Amortization of deferred compensation and compensation expense of approximately $561,000 and $813,000 was recognized in the six months ended June 30, 1998 and 1999, respectively.

NOTE 3. SEGMENT INFORMATION

The Company has adopted the provisions of SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands of dollars):

                                    North America    Europe       Asia     Consolidated
Revenues:
  Three months ended June 30, 1998     1,658           334         340        2,332
  Three months ended June 30, 1999     3,984           805         860        5,649
  Six months ended June 30, 1998       3,073           584         678        4,335
  Six months ended June 30, 1999       6,948         1,824       1,449       10,221
Identifiable Assets:
  June 30, 1999                      138,496         1,198       2,173      143,708


No single customer accounted for greater than 10% of revenues in any period reported.

NOTE 4.  MERGER WITH DOUBLECLICK INC.

In July 1999, the Company entered into an agreement with DoubleClick, Inc., a Delaware corporation ("DoubleClick"), under which the Company agreed to merge with DoubleClick. This merger transaction, in which the stockholders of the Company will receive 0.28 shares of DoubleClick common stock for each share of common stock held by them, is expected to be accounted for using the pooling-of-interests method and should close during the quarter ending December 31, 1999, subject to various conditions, including customary regulatory approvals and approval by the Company's stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report") and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in NetGravity's Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K"). In this Report, "NetGravity," the "Company," "we," "us" and "our" refer to NetGravity, Inc. and its wholly-owned subsidiaries, NetGravity Europe Limited, NetGravity Asia Pacific K.K. and NetGravity (Hong Kong) Limited.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND

ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN BELOW UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AS WELL AS THOSE NOTED IN THE COMPANY'S 1998 Form 10-K, PARTICULARLY IN ITEM 1 OF PART I THEREOF UNDER THE SECTION ENTITLED "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION." THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW

NetGravity is a leading provider of online interactive marketing solutions. The Company develops, markets and supports a broad range of high-end, mission-critical software and transaction-based services designed for e-commerce merchants (vendors of products and services), advertising agencies and content publishers.

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

In August 1998, the Company formally launched its transactional services business with the introduction of AdCenter for Publishers ("AdCenter"), an outsourced version of AdServer. In October 1998, the Company announced the Global Profile Service ("GPS"), which is a database of anonymous consumer profiles that the Company makes available to its customers for use in enhanced targeting. To date, revenues from GPS have not been material. Revenues from AdCenter and GPS are included within the line-item "transactional services."

In July 1999, we entered into an agreement with DoubleClick Inc., a Delaware corporation ("DoubleClick"), under which the Company agreed to be acquired by DoubleClick. This merger, in which stockholders of the Company will receive
0.28 shares of DoubleClick common stock for each share of common stock of the Company held by them, is expected to be accounted for using the pooling-of-interests method and is expected to close during the quarter ending December 31, 1999, subject to various conditions, including customary regulatory approvals and approval by the Company's stockholders. See " - FACTORS AFFECTING OUR OPERATING RESULTS AND FINANCIAL CONDITION - RISKS RELATED TO THE MERGER" and "Part II - OTHER INFORMATION, ITEM 5, OTHER INFORMATION" for several factors that could affect the Company both currently and in the future, whether or not the merger is completed.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:


                                NETGRAVITY, INC.
                               % of Revenue Table

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,          JUNE 30,        JUNE 30,       JUNE 30,
                                                         1999              1998            1999           1998
Revenues:
      Software licenses                                   36.4%            37.6%           35.4%           38.1%
      Software upgrades                                   17.8%            22.6%           18.4%           21.4%
      Consulting and support                              34.7%            39.3%           35.1%           40.2%
      Transactional services                              11.1%             0.5%           11.1%            0.3%
                                               -----------------------------------------------------------------
           Total revenues                                100.0%           100.0%          100.0%          100.0%


Cost of revenues: (1)
      Cost of software licenses (2)                        0.7%             0.9%            0.4%            0.8%
      Cost of consulting and support (3)                  21.6%            46.0%           23.9%           51.5%
      Cost of transactional services (4)                  23.5%             0.8%           22.6%            0.4%
                                               -----------------------------------------------------------------
           Total cost of revenues                         45.8%            47.7%           46.9%           52.7%
                                               -----------------------------------------------------------------
           Gross profit                                   54.2%            52.3%           53.1%           47.3%
                                               -----------------------------------------------------------------

Operating costs and expenses:
Research and development                                  28.6%            45.6%           35.0%           47.5%
Sales and marketing                                       62.7%           104.6%           67.5%          101.4%
General and administrative                                25.3%            32.3%           23.6%           33.7%
                                               -----------------------------------------------------------------
Total operating costs and expenses                       116.6%           182.5%          126.1%          182.6%
                                               -----------------------------------------------------------------

Loss from operations                                     -62.4%          -130.2%          -73.0%         -135.3%

Other income, net                                         25.2%             1.1%           15.8%            1.3%
                                               -----------------------------------------------------------------

Net loss                                                (37.2%)         (129.1%)         (57.2%)        (134.0%)
                                               =================================================================



-------------------------------
   (1) There are no material costs of revenue associated with software upgrades.
   (2) As a percentage of software licenses revenues, cost of software licenses was 2.3%, 2.1%, 2.1% and 1.3% in the three months ended June 30, 1998 and 1999 and the six months ended June 30, 1998 and 1999, respectively.
   (3) As a percentage of consulting and support revenues, cost of consulting and support was 117%, 62%, 128% and 68% in the three months ended June 30, 1998 and 1999, respectively, and the six months ended June 30, 1998 and 1999, respectively.
   (4) As a percentage of transactional services revenues, cost of transactional services was 158%, 213%, 158% and 202% for the three months ended June 30, 1998 and 1999 and the six months ended June 30, 1998 and 1999, respectively.


REVENUES
The Company's total revenues increased from $2.3 million for the quarter ended June 30, 1998 to $5.6 million for the quarter ended June 30, 1999. The Company's total revenues increased from $4.3 million for the six months ended June 30, 1998 to $10.2 million for the six months ended June 30, 1999. These increases were primarily attributable to increased software licensing and consulting and support revenues.

International revenues, primarily comprised of export revenues, as a percentage of total revenues were 28.9% and 29.5% for the quarters ended June 30, 1998 and June 30, 1999, respectively, and 29.1% and 32.0% for the six months ended June 30, 1998 and June 30, 1999, respectively. Recent growth in international revenues was attributable to expanded consulting and support and sales and marketing efforts overseas and the opening of an Asia-Pacific regional office in April 1998.

No customer accounted for more than 10% of total revenues during the quarters or six-month periods ended June 30, 1998 and 1999. The Company's total revenues for the quarter ending September 30, 1999 and year ending December 31, 1999 may be adversely affected by the announcement and pendency of the merger with DoubleClick due to delayed customer orders or other factors. See " - FACTORS AFFECTING OUR OPERATING RESULTS AND FINANCIAL CONDITION - RISKS RELATED TO THE MERGER."

SOFTWARE LICENSES. Software licenses revenues increased from $877,000 for the quarter ended June 30, 1998 to $2.1 million for the quarter ended June 30, 1999. Software licenses revenues increased from $1.7 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999. These increases were attributable to an increase in the number of AdServer licenses sold, due in part to an expansion of the Company's direct sales organization. Because software upgrades revenues and consulting and support revenues are, to a large extent, a function of software licenses revenues, the Company's future operating results will be substantially dependent on growth of software licenses revenues, and the failure to increase software licenses revenues would likely have a material adverse effect on the Company's business, results of operations and financial condition.

SOFTWARE UPGRADES. Software upgrades revenues increased from $527,000 for the quarter ended June 30, 1998 to $1.0 million for the quarter ended June 30, 1999. Software upgrades revenues increased from $929,000 for the six months ended June 30, 1998 to $1.9 million for the six months ended June 30, 1999. The increase was a result of software upgrades being provided to a larger installed customer base. The number of NetGravity's customers increased from approximately 250 at June 30, 1998 to approximately 380 at June 30, 1999.

CONSULTING AND SUPPORT. Consulting and support revenues increased from $916,000 for the quarter ended June 30, 1998 to $2.0 million for the quarter ended June 30, 1999. Consulting and support revenues increased from $1.7 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999. These increases were primarily a result of the increased demand for consulting services, expansion in Europe and Asia, the larger installed customer base and customers electing to renew their support programs.

TRANSACTIONAL SERVICES. The Company's transactional services were introduced with the formal release of AdCenter for Publishers during the third quarter of 1998 and GPS during the fourth quarter of 1998. Transactional services revenues increased from $12,000 for the quarter ended June 30, 1998 to $622,000 for the quarter ended June 30, 1999. Transactional services revenues increased from $12,000 for the six months ended June 30, 1998 to $1.1 million for the six months ended June 30, 1999. These increases were primarily the result of increased volumes of advertisements served for customers of the Company's service bureau offering, AdCenter.

COST OF REVENUES

Gross margins increased from 52.3% for the quarter ended June 30, 1998 to 54.2% for the quarter ended June 30, 1999 and from 47.3% for the six months ended June 30, 1998 to 53.1% for the six months ended June 30, 1999. In each case, the increase was primarily attributable to higher consulting and support margins due to increased economies of scale in the consulting and support organizations during the three- and six- months ended June 30, 1999. In both periods, the increase in consulting and support margins was partially offset by negative transactional services margins which were attributable to the Company's continued investments in additional capital, infrastructure and operational personnel.

COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties paid to third parties for licensed technology. Cost of software licenses was $20,000 and $43,000 for the quarters ended June 30, 1998 and 1999, respectively, and $35,000 and $46,000 for the six months ended June 30, 1998 and 1999, respectively. As a percentage of software licenses revenues, cost of software licenses was 2.3% and 2.1% for the quarters ended June 30, 1998 and 1999, respectively, and 2.1% and 1.3% for the six months ended June 30, 1998 and 1999, respectively. Because AdServer 4.0 and other future versions of the Company's software products are expected to contain components licensed from third-parties under agreements involving royalty payments, the Company expects that the cost of software licenses will increase substantially both in absolute dollars and as a percentage of software licenses revenues as the Company begins to sell such new products.

COST OF CONSULTING AND SUPPORT. Cost of consulting and support consists primarily of personnel-related costs (including overhead) incurred in providing consulting, support and training to customers. The cost of consulting and support was $1.1 million and $1.2 million for the quarters ended June 30, 1998 and 1999, respectively, and $2.2 million and $2.4 million for the six months ended June 30, 1998 and 1999, respectively. While absolute dollars spent on consulting and support increased from the quarter ended June 30, 1998 to the quarter ended June 30, 1999, cost of consulting and support as a percentage of consulting and support revenues decreased from 117.1% for the quarter ended June 30, 1998 to 62.2% for the quarter ended June 30, 1999. Similarly, while absolute dollars spent on consulting and support increased from the six months ended June 30,

1998 to the six months ended June 30, 1999, cost of consulting and support decreased as a percentage of consulting and support revenues from 128.1% for the six months ended June 30, 1998 to 68.2% for the six months ended June 30, 1999. The decrease in cost of consulting and support as a percentage of consulting and support revenues was attributable to increased revenues and improved economies of scale associated with a larger customer base.

COST OF TRANSACTIONAL SERVICES. The cost of transactional services consists primarily of personnel and related expenses, hosting and bandwidth costs and the amortization of intangibles associated with the AdCenter and GPS offerings. The cost of transactional services was $19,000 and $1.3 million for the quarters ended June 30, 1998 and 1999, respectively, and $19,000 and $2.2 million for the six months ended June 30, 1998 and 1999, respectively. The cost of transactional services as a percentage of transactional services revenues was 158.3% and 213.2% for the quarters ended June 30, 1998 and 1999, respectively, and 158.3% and 201.7% for the six months ended June 30, 1998 and 1999, respectively. The Company expects the cost of transactional services to continue to increase in absolute dollars in future periods as the Company continues to hire additional personnel and continues to investment in capital equipment necessary to increase the transactional capacity of its service offerings.

Overall gross margins may be impacted by the mix of products sold by the Company, the mix of software licenses revenues, software upgrades revenues, consulting and support revenues and transactional services revenues, the mix of international and North American revenues, the mix of distribution channels used by the Company and the level of royalty payments, amortization charges and other costs related to the acquisition of technology or other intangible assets. The Company typically realizes higher gross margins on software upgrades revenues than on software licenses revenues, substantially higher gross margins on software licenses revenues than on consulting and support revenues and higher gross margins on direct sales than on indirect sales. Shifts in the mix of revenues towards lower margin revenues or a greater percentage of sales through indirect channels would adversely impact the Company's overall gross margin and could materially adversely impact the Company's operating results. There can be no assurance that such adverse fluctuations in the mix of revenue or costs of revenues will not recur in the future. Moreover, the Company expects that increases in costs of transactional services will materially and adversely impact overall gross margins for the foreseeable future.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of personnel-related costs (including overhead), consulting expenses and related equipment. To date, the Company has not capitalized any such development costs under Statement of Financial Accounting Standards No. 86; all research and development costs have been expensed as incurred. Research and development expenses increased from $1.1 million for the quarter ended June 30, 1998 to $1.6 million for the quarter ended June 30, 1999. Research and development expenses increased from $2.1 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999. The increase in absolute dollars in all periods was primarily due to increased personnel costs and related overhead, and a large increase in outside consulting expenses associated with enhancements of existing products and development of new products. The Company has recorded deferred stock compensation expense under Statement of Financial Accounting Standards No. 123 of $240,000 for stock options issued to consultants engaged in research and development activities. Stock compensation expense associated with these stock options charged to research and development expense totaled approximately $121,000 for the six months ended June 30, 1999.

The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects that research and development expenses may increase in absolute dollars in future periods.

SELLING AND MARKETING

Selling and marketing expenses consist primarily of personnel-related costs (including overhead), travel expenses, advertising expenses, trade show expenses, seminars and costs of marketing materials. Selling and marketing expenses increased from $2.4 million for the quarter ended June 30, 1998 to $3.5 million for the quarter ended June 30, 1999. Selling and marketing expenses increased from $4.4 million for the six months ended June 30, 1998 to $6.9 million for the six months ended June 30, 1999. The increase in absolute dollars was due primarily to the increase in compensation paid to sales and marketing personnel (including commissions) and related overhead, and increased travel costs associated with the Company's direct selling efforts.

The Company expects selling and marketing expenses to increase significantly in absolute dollars in future periods, as the Company hires additional personnel, introduces new products and services, expands into new markets and continues to promote the NetGravity brand.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of personnel-related costs (including overhead) for the Company's executive, administrative, finance and human resources personnel, support services and professional services fees. General and administrative expenses increased from $754,000 for the quarter ended June 30, 1998 to $1.4 million for the quarter ended June 30, 1999. General and administrative expenses increased from $1.5 million for the six months ended June 30, 1998 to $2.4 million for the six months ended June 30, 1999. The increase in absolute dollars in both periods was primarily a result of increased personnel costs and related overhead necessary to support the Company's increased scale of operations, including the additional costs associated with being a publicly traded company. The Company has recorded compensation expense under Statement of Financial Accounting Standards No. 123 as general and administrative expense of $133,000 in the three- and six- month periods ended June 30, 1999 related to a warrant issued to a recruitment firm as partial consideration for services rendered in connection with the recruitment and hiring of the Company's new CEO. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to expansion of its operations.

DEFERRED STOCK COMPENSATION EXPENSE

Amortization of deferred compensation associated with employee stock option grants totaling approximately $264,000 and $559,000 was recognized in the three-and six- months ended June 30, 1999, respectively.

Total amortization of deferred compensation expenses and non-employee compensation expenses in the three- and six- months ended June 30, 1999 were $355,000 and $813,000, respectively.

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

OTHER INCOME (EXPENSES)

Net other income was primarily comprised of the interest earned from investments in investment-grade, short-term interest bearing securities. Net other income was $26,000 and $1.4 million for the quarters ended June 30, 1998 and 1999, respectively. Net other income was $56,000 and $1.6 million for the six months ended June 30, 1998 and 1999, respectively.

The increase in net other income was primarily due to short-term investment interest earned on the net proceeds from the Company's IPO, which was completed in July 1998, and from the Company's secondary public offering, which was completed in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $125.0 million in cash, cash equivalents and short-term investments. In June 1998, the Company sold 3,000,000 shares of its common stock in its IPO, generating net proceeds of $23.9 million. In July 1998, the Company sold an additional 250,000 shares of its common stock and generated an additional $2.1 million of net proceeds in connection with the exercise of the over-allotment option granted to the underwriters of the Company's IPO. In March of 1999 the Company sold 3,218,440 shares of common stock in a secondary public offering for net proceeds of approximately $94.8 million. The cash proceeds were received by the Company during the second quarter. In addition, in April of 1999, the underwriters of the Company's secondary public offering purchased an additional 612,000 shares of the Company's common stock upon the exercise of their over-allotment option, generating additional net proceeds of approximately $18.2 million.

During the six months ended June 30, 1999, the Company used $5.2 million in cash to fund its operating activities, primarily attributable to the Company's operating loss, offset by certain non-cash charges and increases in certain liabilities. Net cash used in investing activities during the six months ended June 30, 1999 of $4.1 million was primarily attributable to purchases of property and equipment totaling approximately $3.3 million and net short-term investments totaling approximately $800,000. Net cash provided by financing activities during the six months ended June 30, 1999 of $112.7 million was primarily attributable to proceeds from the Company's secondary public offering, offset slightly by the repayment of certain debts.

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

Year 2000 Compliance

The Company is aware that many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. NetGravity is currently assessing the impact this issue, commonly referred to as the "Year 2000"issue, may have on its business and operations. The Company has formed an ad-hoc Year 2000 project team to identify and address Year 2000 issues, including potential issues with the significant non-IT systems in its buildings, plant, equipment and other infrastructure. The Year 2000 project team has reviewed the Company's products, is continuing to review the Company's IT and non-IT systems. The Company has not identified any significant non-compliance issues with its products that have not already been corrected. The review of IT and non-IT systems has been completed for the United States and Asia Pacific operations of the Company. The Company expects that its review of its IT and non-IT systems for European operations will be completed by September 30, 1999. In addition to its internal reviews, the Company is discussing with its significant suppliers and service providers their plans to investigate and address their Year 2000 issues. The Company can give no assurances that it will be able to identify and accurately evaluate all Year 2000 issues that it faces.

In September 1998, NetGravity released version 3.5 of its AdServer product which included enhancements designed to correctly accept and process 21st century dates and, as a result, the Company now believes that the current versions of its AdServer family of software products are Year 2000 compliant. However, given the complexity of software systems such as AdServer and the need for them to interoperate with other systems, the Company can give no assurances that its products will not experience Year 2000 problems in the future. Any such Year 2000 issues could result in:

         - a decrease in sales of the Company's products;

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

In addition, NetGravity has determined that certain of its software IT systems are not currently Year 2000 compliant. The Company has upgraded its Support and Sales and Financials systems, completed testing and believes that they are not Year 2000 compliant. The Company believes that its other software IT systems will become compliant through updates and upgrades purchased in the ordinary course of business for reasons unrelated to Year 2000. However, the Company can give no assurances that the incremental costs of such IT software will not materially exceed its preliminary estimates. Higher incremental costs of upgrading or replacing its IT software could have a material and adverse effect on the Company's business, results of operations and financial condition.

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

The Company's Year 2000 project team's activities will also include the update of existing contingency plans in the event that the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 project team will develop contingency plans in the event that any third parties that provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 project team expects to conclude the development of additional contingency plans by September 30, 1999. Even if these plans are completed on time and put in place, it is possible that unresolved or undetected internal and external Year 2000 issues will have a material and adverse effect on the Company's business, financial condition and results of operations.

The information set forth above and elsewhere in this Report relating to Year 2000 issues constitute "Year 2000 Readiness Disclosures," as such term is defined by the Year 2000 Information and Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271, 112 State. 2386).

FACTORS AFFECTING OUR OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain factors that currently impact or may impact NetGravity's business, operating results and/or financial condition, which includes a discussion of certain risk factors related to the proposed merger of NetGravity with DoubleClick. Anyone making an investment decision with respect to NetGravity's Common Stock or other securities of the Company is cautioned to carefully consider these factors, along with the factors discussed in the Company's 1998 Form 10-K, particularly in Item 1 of Part I thereof under the section entitled "Factors Affecting our Business, Operating Results and Financial Condition."

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

         WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

Since our inception in September 1995, we have incurred substantial losses. Our losses were $6.9 million for the year ended December 31, 1997, $11.3 million for the year ended December 31, 1998 and $5.9 million for the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of $28.8 million.

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

         OUR FUTURE SUCCESS DEPENDS ON THE TIMELY COMPLETION OF NEW SOLUTIONS UNDER DEVELOPMENT.

We must successfully complete the development of AdServer 4.0, AdCenter for Agencies and the next version of Global Profile Service (which is being designed to provide much more detailed consumer profiles than the current version). Our future revenues will likely fall below our expectations (and the expectations of investors in our common stock) if we do not successfully develop, market and support these products and services. Any actual or expected revenue shortfall would likely reduce the trading price of our common stock.

         WE HAVE AN UNPROVEN AND CHANGING BUSINESS MODEL.

Our core business model has been to license software designed to enable our customers to directly manage their online interactive marketing activities. We believe that it is too early to determine whether this business model will be successful in the future. An alternate business model employed by some of our competitors (including DoubleClick and AdForce) is to provide outsourced, service-based solutions to customers who choose not to directly manage their online interactive marketing activities.

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

Although revenues from AdCenter and the Global Profile Service to date have been much less significant than revenues related to our software business, we intend to place more emphasis on developing these services in the future. Our increased emphasis on AdCenter and the Global Profile Service may not be successful. In particular, AdCenter may not compete effectively with current or future outsourced service providers based on price, performance or other features. Similarly, our Global Profile Service may not be competitive with current or future providers of consumer profile data or related targeting services. In addition, we expect to devote significant engineering, marketing, sales, consulting and customer support resources to enhance AdCenter's and the Global Profile Service's competitiveness, scalability and cost-effectiveness. These actions may divert resources from our other products and services and may thus harm our core AdServer business.

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

In the online advertising market, we compete directly with DoubleClick, CMGI, Inc. (through its Engage/Accipiter unit), Excite, Inc. (through its MatchLogic unit), AdForce, Inc., Real Media, Inc. and a variety of other online advertising service providers. To date, we have focused primarily on developing software-based solutions, which we license to our customers, although we have recently begun offering an outsourced solution (AdCenter). Some of our competitors (including DoubleClick and AdForce) have adopted a business model focused on outsourcing of interactive marketing solutions. These competitors have much more experience offering these outsourced solutions and may have lower cost structures due, in part, to efficiencies created from the larger scale of their operations. If the outsourced model gains popularity over the software model in our target market, we cannot assure you that we will be able to compete effectively with our current products and services.

In the online direct marketing market, we expect to face indirect competition from the vendors of electronic commerce systems, including BroadVision, Inc., InterWorld Corporation and Open Market, Inc. among others. In addition, if providers of electronic commerce systems begin including advanced online direct marketing functionality in their products, this could reduce or eliminate the need for separate direct marketing management solutions, including our current and future products and services targeted at the direct marketing market. We also encounter competition from Netscape and Microsoft, which build or bundle advertising management products with their Internet commerce solutions. Both Netscape and Microsoft have significantly greater resources than we do, and, due to their control of the browser market, if either of them were to offer online advertising and direct marketing management solutions with features comparable to those offered by us, there can be no assurance that we would be able to compete effectively.

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

         WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND PLANS FOR EXPANSION.

         WE HAVE A LIMITED OPERATING HISTORY IN OUR INTERNATIONAL MARKETS. We have only limited experience in marketing, selling and distributing our products and services internationally. Through our three subsidiaries, NetGravity Europe Limited, NetGravity Asia Pacific K.K. and NetGravity (Hong
Kong) Limited, we recently began operations in a number of markets in Europe and Asia Pacific. The Company currently plans to establish operations in France and Australia, as well. International revenues comprised approximately 28% of our total revenues in 1998, 29.5% of our total revenues in the three months ended June 30, 1999 and are expected to comprise a significant portion of our total revenues in 1999.

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

         - political instability;

         - fluctuations in currency exchange rates ;

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

         OUR SUCCESS DEPENDS ON CERTAIN KEY EMPLOYEES.

Our future performance will depend largely on the efforts and abilities of our key technical, customer support, sales and managerial personnel and on our ability to retain them. We have in the past experienced difficulty in hiring qualified technical, customer support, sales and managerial personnel. Our success will depend on our ability to attract and retain such personnel in the future. In addition, the loss of any of our current executive officers could materially and adversely affect our business, financial condition and operating results. During the twelve months ended June 30, 1999, we hired a new Chief Executive Officer and have had three officers leave or announce their intention to leave the Company to pursue other opportunities. Although we do not believe that this level of turn-over is significantly higher than that faced by other emerging companies in our industry, we cannot assure you that the potential instability and other effects of such senior management changes (along with normal turn-over among lower-level employees) will not adversely affect our business, financial conditions and operating results.

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

RISKS RELATED TO THE PROPOSED MERGER OF NETGRAVITY WITH DOUBLECLICK.

         FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT NETGRAVITY'S STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

If the merger with DoubleClick is not completed for any reason, NetGravity may be subject to a number of material risks, including the following:

         - NetGravity may be required to pay DoubleClick a termination fee of $30.0 million under certain circumstances;

         - the price of NetGravity common stock may decline to the extent that the current market price of NetGravity common stock reflects a market assumption that the merger will be completed; and

         - costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed.

In addition, NetGravity customers or suppliers may, in response to the announcement of the merger, delay or defer decisions concerning NetGravity. Any delay or deferral in those decisions by NetGravity customers or suppliers could have a material adverse effect on NetGravity's business. Similarly, current and prospective NetGravity employees may experience uncertainty about their future roles with DoubleClick until DoubleClick's strategies with regard to NetGravity are announced or executed. This may adversely affect NetGravity's ability to attract and retain key management, sales, marketing and technical personnel.

Further, if the merger is terminated and NetGravity's board of directors determines to seek another merger or business combination, NetGravity cannot assure you that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger. In addition, while the merger agreement is in effect, and subject to certain limited exceptions, NetGravity is prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than DoubleClick.

         NETGRAVITY STOCKHOLDERS WILL RECEIVE A FIXED NUMBER OF SHARES OF DOUBLECLICK COMMON STOCK DESPITE CHANGES IN THE MARKET VALUE OF NETGRAVITY COMMON STOCK OR DOUBLECLICK COMMON STOCK.

Upon the merger's completion, each share of NetGravity common stock will be exchanged for 0.28 shares of DoubleClick common stock. There will be no adjustment for changes in the market price of either NetGravity common stock or DoubleClick common stock. In addition, neither NetGravity nor DoubleClick may terminate the merger agreement or "walk away" from the merger or resolicit the vote of NetGravity's stockholders solely because of changes in the market price of DoubleClick common stock. Accordingly, the specific dollar value of DoubleClick common stock that NetGravity stockholders will receive upon the merger's completion will depend on the market value of DoubleClick common stock when the merger is completed and may decrease. The share price of DoubleClick common stock is by nature subject to the general price fluctuations in the market for publicly traded equity securities and has experienced significant volatility. NetGravity and DoubleClick cannot predict or give any assurances as to the market price of NetGravity Common Stock before completion of the merger or of DoubleClick common stock at any time before or after the completion of the merger.

         DOUBLECLICK AND NETGRAVITY MAY NOT ACHIEVE THE BENEFITS THEY EXPECT FROM THE MERGER.

We entered into the merger agreement with the expectation that the merger will result in significant benefits. Achieving the benefits of the merger depends on the timely, efficient and successful execution of a number of post-merger events, including integrating the operations and personnel of the two companies. We will need to overcome significant issues, however, in order to realize any benefits or synergies from the merger. The successful execution of these post-merger events will involve considerable risk and may not be successful. NetGravity is a provider of online interactive marketing solutions. NetGravity's business model has principally been to license software designed to enable its customers to directly manage their online interactive marketing activities. DoubleClick is a provider of advertising solutions for advertisers and Web publishers. DoubleClick provides outsourced, service-based solutions to customers who choose not to directly manage their online interactive marketing activities. DoubleClick has little direct experience with NetGravity's primary business model. Furthermore, NetGravity's principal offices are located in San Mateo, California, while DoubleClick's principal offices are located in New York, New York. There are currently no plans to relocate either of these principal offices. In order for the merger to be successful, we must successfully integrate NetGravity's operations and personnel with DoubleClick's operations and personnel. The failure of DoubleClick to complete the integration successfully could result in the loss of DoubleClick's key personnel and customers.

         FAILURE OF THE MERGER TO RECEIVE GOVERNMENTAL APPROVALS IN A TIMELY MANNER COULD SLOW THE PROGRESS OF THE TRANSACTION WHICH COULD NEGATIVELY IMPACT THE VALUE OF YOUR INVESTMENT.

The merger's consummation is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act. In addition, other filings with, notifications to and authorizations and approvals of various governmental agencies relating primarily to antitrust and securities law issues must be made and received prior to the consummation of the merger. Failure to obtain any of the necessary governmental clearances could slow the progress of the transaction. For instance, we cannot be sure that a court-ordered injunction will not be issued enjoining consummation of the merger. Any of the above could have a negative effect on NetGravity's and DoubleClick's stock prices and the value of your investment.

         DOUBLECLICK AND NETGRAVITY MAY NOT BE ABLE TO SUCCESSFULLY CROSS-MARKET THEIR PRODUCTS OR DEVELOP NEW PRODUCTS.

Each company initially intends to offer its respective products and services to the customers of the other company. There can be no assurance that either company's customers will have any interest in the other company's products and services. The failure of such cross-marketing efforts would diminish the benefits realized by this merger.

In addition, we believe that DoubleClick intends to develop new products and services that combine the knowledge and resources of both the DoubleClick and NetGravity businesses after the merger. We cannot offer any assurances that such products or services will be successful or that we can successfully integrate or realize the anticipated benefits of the merger. To date, the companies have not thoroughly investigated the obstacles - technological, market-driven or otherwise - to developing and marketing these new products and services in a timely and efficient way. We cannot assure you that DoubleClick will be able to overcome the obstacles in developing new products and services, or that there will be a market for the new products or services developed by DoubleClick after the merger. Any such failure or inability could have a material adverse effect on the combined company's business, financial condition and operating results or could result in loss of key personnel. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, and could seriously harm the combined company.

         THE MERGER COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS.

We expect that DoubleClick will incur a significant one-time charge related to the merger. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to DoubleClick's stockholders resulting from the issuance of shares in connection with the merger, DoubleClick's financial results and, thus, the value of your investment, could be adversely affected.

         THE MARKET PRICE OF DOUBLECLICK COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER.

The market price of DoubleClick common stock may decline as a result of the merger if:

         -        the integration of DoubleClick and NetGravity is unsuccessful;

         - DoubleClick does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

         - the effect of the merger on DoubleClick's financial results is not consistent with the expectations of financial or industry analysts.

         FAILURE OF THE MERGER TO QUALIFY AS A POOLING OF INTERESTS WOULD NEGATIVELY AFFECT COMBINED FINANCIAL RESULTS.

The failure of the merger to qualify for pooling-of-interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect DoubleClick's reported financial results and, likely, the price of DoubleClick's common stock.

The availability of pooling-of-interests accounting treatment for the merger depends upon circumstances and events occurring both before and after the merger's completion. For example, no significant changes in the business of the combined company may occur, including significant dispositions of assets, for a period of two years following the effective time of the merger. Further, affiliates of DoubleClick and NetGravity must not sell any significant number of shares of either DoubleClick or NetGravity capital stock for a period beginning before the merger and ending on the day that DoubleClick publicly announces financial results covering at least 30 days of combined operations of DoubleClick and NetGravity after the merger. If the effective time of the merger occurs before November 30, 1999, DoubleClick expects that such combined financial results would be published in January 2000. If affiliates of DoubleClick or NetGravity sell certain amounts of their shares of DoubleClick common stock prior to that time, despite a contractual obligation restricting such sale, the merger may not qualify for accounting as a pooling of interests for financial reporting purposes.

         NETGRAVITY'S OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT OR APPROVE THE MERGER.

The directors and officers of NetGravity participate in arrangements and have continuing indemnification against liabilities that provide them with interests in the merger that are different from, or in addition to, yours, including the following:

         - As of July 12, 1999, the executive officers and directors of NetGravity owned stock options to purchase an aggregate of 1,347,613 shares of NetGravity Common Stock, of which 1,199,753 are unvested. If the merger is completed, 146,250 of the unvested options will accelerate and become immediately exercisable;

         - Certain officers of NetGravity are entitled to certain benefits, including substantial severance packages, under their employment agreements with NetGravity if their employment is terminated upon NetGravity's change of control, such as the merger;

         - Upon completion of the merger, DoubleClick and NetGravity will enter into employment agreements with certain NetGravity executive officers; and

         - DoubleClick has agreed to cause the surviving corporation in the merger to indemnify each present and former NetGravity officer and director against liabilities arising out of such person's services as an officer or director. DoubleClick will cause the surviving corporation to maintain officers' and directors' liability insurance to cover any such liabilities for the next six years.

The directors and officers of NetGravity could therefore be more likely to vote to approve the merger agreement than if they did not hold these interests. In addition, all directors and executive officers of NetGravity have entered into Stockholder Agreements pursuant to which they have agreed to vote as stockholders of NetGravity in favor of approval of the merger. NetGravity stockholders should consider whether these interests may have influenced these directors and officers to support or recommend the merger.

         DOUBLECLICK MUST MANAGE THE INTEGRATION OF ACQUIRED COMPANIES SUCCESSFULLY IN ORDER TO ACHIEVE DESIRED RESULTS.

As a part of its business strategy, we understand that DoubleClick expects to enter into additional business combinations and acquisitions such as the recently announced merger with Abacus Direct Corporation. Acquisition transactions are accompanied by a number of risks, including:

         - the difficulty of assimilating the operations and personnel of the acquired companies;

         - the potential disruption of its ongoing business and distraction of management;

         - the difficulty of incorporating acquired technology and rights into its products and services;

         -        unanticipated expenses related to technology integration;

         - the maintenance of uniform standards, controls, procedures and policies;

         - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

         - potential unknown liabilities or duplicate assets associated with acquired businesses.

The combined company may not succeed in addressing these risks or any other problems encountered in connection with such business combinations and acquisitions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

         FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in the U.K. and Japan denominated in the respective local currency. However, as of June 30, 1999, the Company had no hedging contracts outstanding.

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

The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities greater than three months are considered to be short-term investments. The weighted average pre-tax interest rate on the investment portfolio as of June 30, 1999 is approximately 5.23%.

The following schedule summarizes the scheduled maturities of the Company's cash equivalent and short-term investments (and associated weighted average interest rates of return) as of June 30, 1999:


                                                                Weighted Ave.
                                Amounts                         Interest Rates
                               ---------                        --------------
Due within one year            $ 112,900                             5.19%
Due beyond one year            $  10,400                             5.68%
Total                          $ 123,300

The Company had no investments that matured beyond two years.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Following the announcement of the proposed merger with DoubleClick, complaints were filed in the San Mateo County, California, Superior Court and the Chancery Court of the State of Delaware against NetGravity and several of its directors. The complaints allege that the defendants breached their fiduciary duties to NetGravity's stockholders in connection with the proposed merger with DoubleClick. The California complaint asks the court to enjoin the consummation of the merger or, alternatively, seeks to rescind the merger or an award of unspecified damages from the defendants in the event the merger is consummated. The Delaware complaint asks the court to invalidate the termination fee provision of the merger agreement by and between NetGravity and DoubleClick. The Company believes the claims asserted in the complaints are without merit and intends to vigorously contest them.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On May 27, 1999, the Company issued to Heidrick & Struggles, Inc., an executive recruitment firm ("Heidrick & Struggles"), a warrant to purchase 30,000 shares of the Company's Common Stock at a price per share of $18.8125 as partial consideration for services rendered by Heidrick & Struggles in connection with the recruitment and hiring by the Company of Eric W. Spivey, the Company's Chief Executive Officer (the "Heidrick & Struggle Warrant").

                  Heidrick & Struggles exercised the Heidrick & Struggles Warrant on July 22, 1999, by way of a net exercise and, accordingly, received thereupon an aggregate of 7,156 of the shares of Common Stock underlying the Heidrick & Struggles Warrant.

                  The offer, sale and issuance of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act. In the Heidrick & Struggles Warrant, Heidrick & Struggles represented to the Company its intention to acquire the Common Stock underlying the Heidrick & Struggles Warrant for investment only and not with a view to or for sale in connection with any distribution thereof. Heidrick & Struggles had adequate access, through its relationship with the Company and through the public filings of the Company, to information about the Company.

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

                  Pursuant to a Registration Statement on Form S-1 (file Nos. 333-73203 and 333-75237) filed with and declared effective by the Commission on March 30, 1999, the Company offered an aggregate of 3,830,000 shares of its Common Stock (which includes shares issued upon exercise of the underwriters' 612,000 share over-allotment option) for an aggregate offering price of $120.7 million and certain selling stockholders offered an aggregate of 862,000 shares of the Company's Common Stock for an aggregate offering price of $27.1 million. Net of underwriters' discounts and commissions of 5.5% of the offering price, the Company and selling stockholders received proceeds of $114.0 million and $25.6 million, respectively, from the secondary public offering. In addition to underwriters' discounts and commissions, the Company reasonably estimates that it incurred approximately $0.9 million in additional expenses related to the secondary public offering, leaving it with approximately $113.1 million in net proceeds.

                  From June 11, 1998 through June 30, 1999, the Company has used, from the net proceeds of the IPO and the Company's secondary offering, approximately (i) $5.6 million to fund certain capital expenditures, (ii) $17.9 million to fund operating expenses related to entering new markets, increasing research and development spending, expanding sales and marketing operations, developing new distribution channels, improving its operational and financial systems and broadening its customer support capabilities and
(iii) $2.2 million to repay certain indebtedness. In addition, the Company used net proceeds from the IPO to make a $2.0 million payment to MatchLogic pursuant to an agreement between the Company and MatchLogic related to the use of certain of MatchLogic's proprietary consumer profile databases. The use of proceeds from the IPO and the Company's secondary offering does not represent a material change in the use of proceeds described in the final prospectus related to the IPO or in the final prospectus related to the Company's secondary offering. Pending other uses, the Company has invested most of the remaining net proceeds in investment grade, short-term interest bearing securities.

                  None of the payments described in this Item 2(d) constituted direct or indirect payments to directors, officers or general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

         (a) Execution of Merger Agreement. As disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 1999 (the "Merger Agreement Report"), the Company, on July 12, 1999, entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with DoubleClick pursuant to which DoubleClick has agreed to merge with the Company. A copy of the Merger Agreement is attached as Exhibit 2.1 to the Merger Agreement Report and is also incorporated herein by reference. The merger is to be effected through the issuance of 0.28 shares of DoubleClick common stock in exchange for each share of common stock of the Company outstanding immediately prior to the consummation of the merger and the assumption of the Company's stock options and warrants outstanding at the effective date of the merger, based on such exchange ratio. The amount of such consideration was determined based upon arm's-length negotiations between DoubleClick and the Company. The Merger Agreement also provides for the payment by the Company to DoubleClick under certain circumstances of a fee of $30 million in the event the Merger Agreement is terminated.

                  The merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is intended to be accounted for under the pooling of interests method. The consummation of the merger is subject to the satisfaction of certain conditions, including certain regulatory approvals and the approval of the stockholders of the Company. In connection with the merger, certain affiliates of the Company have agreed to vote in favor of approval of the merger pursuant to Stockholder Agreements in the form attached to the Merger Agreement Report as Exhibit 99.1.

                  See "PART I - FACTORS AFFECTING OUR OPERATING RESULTS AND FINANCIAL CONDITION - RISKS RELATED TO THE MERGER."

         (b) Resignation of Director. Effective as of June 30, 1999, the John Kohler resigned from the Company's Board of Directors.

         (c) Appointment of Director. Effective June 30, 1999, Howard Smith became a member of the Company's Board of Directors.

         (d) Resignation of Vice President of Marketing. Rick E.D. Jackson has announced his intent to leave his position as the Company's Vice President of Marketing effective as of July 30, 1999.

         (e) Appointment of Vice President of Data Services. Effective June 29, 1999, John A. Lloyd was appointed as the Company's Vice President of Data Services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The followings exhibits are attached hereto and incorporated herein by reference.

         *2.1 Agreement and Plan of Merger and Reorganization dated as of July 12, 1999 by and among DoubleClick Inc., NJ Merger Corporation and the Registrant (excluding exhibits).

          3.2     Amended and Restated Bylaws of the Registrant.

         10.1 Employment Agreement by and between the Registrant and Eric W. Spivey dated as of April 20, 1999.

         10.2 Amendment to Eric W. Spivey Employment Agreement dated as of June 4, 1999.

         10.3 Employment Agreement by and between the Registrant and John Andrew Lloyd dated as of June 11, 1999.

         27.1     Financial Data Schedule (Second Quarter 1999).

-------------------

* Incorporated herein by reference to exhibit 2.1 filed with the Registrant's Current Report on Form 8-K filed on July 21, 1999.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the Company's quarter ended June 30, 1999. On July 21, 1999, the Company filed the Merger Agreement Report announcing the execution by the Company and by DoubleClick of the Merger Agreement. See "Part I - FACTORS AFFECTING OUR OPERATING RESULTS AND FINANCIAL CONDITION - RISKS RELATED TO THE MERGER" and "-OTHER INFORMATION, ITEM 5, OTHER INFORMATION."

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 1999.

                                   NETGRAVITY, INC.



                                   By: /s/ Stephen E. Recht
                                       ---------------------------------
                                       Stephen E. Recht
                                       CHIEF FINANCIAL OFFICER
                                       AND SECRETARY
                                       (Principal financial and accounting
                                       officer and duly authorized officer)