Form 10-Q/A
period 1999-06-30
NETGRAVITY INC
filed 1999-08-04
CIK 1036419

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------


                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE

     The sole purpose of this amendment to the Report on Form 10-Q for the quarter ended June 30, 1999 filed by NetGravity, Inc. on August 2, 1999 is to correct and clarify the disclosure contained in "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--RISKS RELATED TO THE PROPOSED MERGER OF NETGRAVITY WITH DOUBLECLICK--NETGRAVITY'S OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT OR APPROVE THE MERGER."

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


                                NETGRAVITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                          June 30,          December 31,
                                                                                            1999                1998
                                                                                          -------           ------------
                                     ASSETS

Current assets:
      Cash, cash equivalents and short-term investments                                   $ 125,043            $ 20,799
      Accounts receivable, net                                                                9,231               6,311
      Prepaid expenses and other current assets                                               1,909                 778

                                                                                  --------------------------------------
      Total current assets                                                                  136,183              27,888

Property and equipment, net                                                                   5,870               3,473
Other assets                                                                                  1,655               2,059
                                                                                  --------------------------------------
      Total assets                                                                        $ 143,708            $ 33,420
                                                                                  ======================================

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
      Current portion of notes payable                                                          485                 618
      Accounts payable                                                                          594                 898
      Accrued liabilities                                                                     3,814               2,867
      Deferred revenue                                                                        7,791               5,800
                                                                                  --------------------------------------
        Total current liabilities                                                             12,684              10,183

Notes payable, less current portion                                                               -               1,109

Stockholders equity:
      Convertible preferred stock                                                                 -                   -
      Common stock                                                                               18                  14
      Additional paid-in capital                                                            161,121              46,817
      Deferred compensation                                                                  (1,266)             (1,706)
      Accumulated deficit                                                                   (28,849)            (22,997)
                                                                                  --------------------------------------
        Total stockholders' equity                                                          131,024              22,128

                                                                                  --------------------------------------

        Total liabilities and stockholders' equity                                          143,708              33,420
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

         NETGRAVITY'S OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT OR APPROVE THE MERGER.

The directors and executive officers of NetGravity participate in compensation and severance arrangements and have continuing indemnification against liabilities that provide them with interests in the merger that are different from, or in addition to, yours, including the following:

         - As of July 12, 1999, the directors and executive officers of NetGravity owned options to purchase an aggregate of 2,685,338 shares of NetGravity Common Stock, of which 2,081,416 were unvested as of that date. If the merger is completed, 864,336 of the options unvested as of July 12, 1999, 733,333 of which are held by Eric W. Spivey, NetGravity's CEO, and the remainder of which are held by members of NetGravity's board, will accelerate and become immediately exercisable. If Mr. Spivey's employment is involuntarily terminated by either NetGravity or DoubleClick without cause or if Mr. Spivey voluntarily terminates his employment for good reason, then all of Mr. Spivey's unvested options will vest in full. In addition, if Mr. Spivey remains employed by DoubleClick for one year after the merger, then his remaining unvested options will vest in full;

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

        **3.2     Amended and Restated Bylaws of the Registrant.

       **10.1 Employment Agreement by and between the Registrant and Eric W. Spivey dated as of April 20, 1999.

       **10.2 Amendment to Eric W. Spivey Employment Agreement dated as of June 4, 1999.

       **10.3 Employment Agreement by and between the Registrant and John Andrew Lloyd dated as of June 11, 1999.

       **27.1     Financial Data Schedule (Second Quarter 1999).

-------------------

* Incorporated herein by reference to exhibit 2.1 filed with the Registrant's Current Report on Form 8-K filed on July 21, 1999.

** Incorporated herein by reference to the exhibit of the same number filed with the Registrant's Report on Form 10-Q filed on August 2, 1999.

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

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 1999.

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